Form 10-Q
period 2025-03-31
XCF Global Capital, Inc.
filed 2025-09-26
CIK 2035156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-281116-01

XCF Global Capital, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-2169650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 CityWest Blvd, Suite 150-138
Houston, TX 77042
(346) 630-4724
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 31, 2025, there were 183,078,394 outstanding shares of the registrant’s common stock, par value $0.001 per share.

XCF GLOBAL CAPITAL, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION (Unaudited)	3

Item 1.	XCF Global Capital, Inc. Condensed Consolidated Financial Statements as of March 31, 2025 and for the three month periods ended March 31, 2025 and 2024 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – XCF Global Capital, Inc.	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

SIGNATURES		72

2

PART I. FINANCIAL INFORMATION

Item 1.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$557,997	$407,182
Restricted cash	5,442	5,824
Accounts receivable, net	1,659,111	-
Related party receivables	739,917	-
Other receivable	950,000	950,000
Security deposit	1,500,000	1,500,000
Other current assets	62,431	62,419
Total current assets	5,474,898	2,925,425

Property, plant and equipment	368,739,604	351,702,307
TOTAL ASSETS	$374,214,502	$354,627,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,256,911	$8,474,052
Related party payable	39,347,649	38,932,248
Professional fees payable	3,532,561	-
Loan payable to related party	4,091,426	2,350,000
Notes payable, current portion	112,357,943	110,304,484
Convertible note payable to related party	100,000,000	-
Accrued expenses and other current liabilities	28,422,768	20,364,663
Total current liabilities	296,009,258	180,425,447

Financial liability, net of closing costs	132,776,841	132,767,058
TOTAL LIABILITIES	428,786,099	313,192,505

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock; $0.001 par value, 900,000,000 shares authorized; 183,078,394 and 140,227,818 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	183,078	140,228
Additional paid-in capital	-	70,313,190
Accumulated deficit	(54,754,675)	(29,018,191)
TOTAL STOCKHOLDERS’ EQUITY	(54,571,597)	41,435,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,214,502	$354,627,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Revenue	$-	$-
Operating expenses
Operating costs	1,546,865	653,226
General and administrative expenses	3,782,785	3,367,471
Professional fees	576,635	-
Total operating expenses	5,906,285	4,020,697

Loss from operations	(5,906,285)	(4,020,697)

Other income (expense)
Interest expense	(1,498,905)	-
Other income (expense), net	(62,011)	-
Total other income (expense)	(1,560,916)	-

Net loss	$(7,467,201)	$(4,020,697)

Loss per common share, basic and diluted(1)	$(0.05)	-

Weighted average number of common shares outstanding, basic and diluted(1)	159,272,518	-

(1)	The historical common equity structure was in the form of membership percentages, and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2025 will not present share or per share data.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

	Three Months Period Ended March 31, 2025
	Members’ Contributions, Net of	Members’	Common Stock		Additional Paid in	Accumulated	Total
	Distributions	Deficit	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	$-	$-	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227
Recapitalization (Note 1)	-	-	42,850,576	42,851	(70,313,190)	(18,269,283)	(88,539,622)
Balance as of December 31, 2024, as adjusted	-	-	183,078,394	183,078	-	(47,287,474)	(47,104,396)
Net loss	-	-	-	-	-	(7,467,201)	(7,467,201)
Balance as of March 31, 2025	$-	$-	183,078,394	$183,078	$-	$(54,754,675)	$(54,571,597)

	Three Months Period Ended March 31, 2024
	Members’ Contributions, Net of	Members’	Common Stock		Additional Paid in	Accumulated	Total
	Distributions	Deficit	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	$35,737,914	$(6,027,934)	-	$-	$-	$-	$29,709,980
Recapitalization (Note 1)	(35,737,914)	6,027,934	140,227,818	140,228	35,597,686	(6,027,934)	-
Balance as of December 31, 2023, as adjusted	-	-	140,227,818	140,228	35,597,686	(6,027,934)	29,709,980
Net loss	-	-	-	-	-	(4,020,697)	(4,020,697)
Balance as of March 31, 2024	$-	$-	140,227,818	$140,228	$35,597,686	$(10,048,631)	$25,689,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash flows from operating activities:
Net loss	$(7,467,201)	$(4,020,697)
Adjustments to reconcile net loss to net cash flows from operating activities:
Unrealized loss on fair value of notes	45,000	-
Unrealized gain on fair value of related party loans	(19,000)	-
Changes in operating assets and liabilities:
Related party receivable	(65,180)	-
Other current assets	141,389	(26,541)
Related party payable	700,001	(183,481)
Professional fees payable	557,110	-
Accounts payable	696,739	405,707
Loans payable to related party	47,681	-
Accrued expenses and other current liabilities	2,056,993	3,983
Net cash used in operating activities	(3,306,468)	(3,821,029)
Cash flows from investing activities:
Cash paid for operations plant	-	(239,134)
Cash paid for construction in progress	(1,150,996)	(2,301,140)
Net cash used in investing activities	(1,150,996)	(2,540,274)
Cash flows from financing activities:
Cash acquired in acquisition	220,897	-
Proceeds from member contributions	4,387,000	4,905,675
Proceeds from borrowing	-	500,000
Proceeds from related party note payable	-	1,356,000
Repayment of borrowing	-	(500,000)
Net cash provided by financing activities	4,607,897	6,261,675

Net increase (decrease) in cash, cash equivalents and restricted cash	150,433	(99,628)
Cash, cash equivalents and restricted cash at beginning of year	413,006	176,600
Cash, cash equivalents and restricted cash at the end of year	$563,439	$76,972

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$1,223,116

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Capitalization of debt closing costs to construction in progress	$53,825	$53,826
Issuance of common stock in exchange for members’ equity in acquisition	$1,060,619,510	$-
Assumption of net assets (liabilities) in acquisition	$(93,647,521)	$-
Issuance of membership units to settle related party payables	$500,000	$-
Interest capitalization on notes payable	$2,955,225	$3,343,486
Interest capitalization on financial liability	$2,602,808	$1,351,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

XCF Global Capital, Inc. (“XCF or the “Company”), a Nevada corporation, was founded on January 20, 2023, to develop, operate and invest in renewable energy assets and production facilities. Throughout 2023, the Company identified acquisition targets in Nevada, Florida, and North Carolina as the foundation for the Company’s first production of sustainable aviation fuel (“SAF”), a synthetic kerosene derived from non-food feedstocks such as waste oils and fats, green and municipal waste, and non-food crops and, currently, blended with conventional Jet-A fuel. We are committed to reducing the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. Though we are focused on promoting and accelerating the decarbonization of the aviation industry through SAF, we may, opportunistically, produce other renewable products such as renewable diesel, a renewable fuel, and bio-based glycerol, also known as natural glycerin, which is used in healthcare, food, and cosmetics industries. We believe there is a market opportunity in the aviation and renewable sectors as a result of a combination of regulatory support, industry-led demand and end-user commitment. The actual market environment may evolve differently from our expectations and is subject to a variety of external forces such as government regulation and technological development that may impact the market opportunity. XCF intends to build a nationwide portfolio of SAF and renewable fuels production facilities that use non-food feedstock at competitive production costs. We also intend to implement a fully integrated business model from feedstock supply and production to marketing and sales of SAF. XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF and renewable fuels in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners. We intend to scale and operate clean fuel production facilities engineered to the highest levels of compliance, reliability, and quality. The Company currently owns biodiesel plants located in Fort Myers, Florida and Wilson, North Carolina that it intends to further build-out and reconstruct SAF, renewable fuels and/or associated SAF-related infrastructure. The Company is continuing to evaluate the role of each of the Fort Myers, Florida and Wilson, North Carolina facilities within XCF’s broader SAF and biofuels value chain.

On January 23, 2025, and February 19, 2025, XCF completed its acquisitions (the “Acquisition”) of New Rise SAF Renewables Limited Liability Company, (“New Rise SAF”) and New Rise Renewables, LLC (“New Rise Renewables”) (collectively the “New Rise Entities”), which became wholly owned subsidiaries of XCF. New Rise Renewables, a Delaware limited liability company, was formed on September 23, 2016, for the purpose of owning 100% of New Rise Renewables Reno, LLC (“New Rise Reno”). New Rise Renewables is focused on producing renewable fuels to lower the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. The New Rise Reno facility is built on a 10-acre parcel located within McCarran, Nevada. New Rise Reno’s activities have primarily consisted of acquiring plant assets, infrastructure development and construction, and other pre-operational expenditures. In February 2025, New Rise Reno began initial production of SAF and renewable naphtha (a byproduct in SAF production). First deliveries of neat SAF and renewable naphtha began in March 2025. During the initial phase of production, New Rise Reno production facility operated at approximately 50% of nameplate capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion. Such final project acceptance has not yet been completed.

Basis of Presentation

The accompanying consolidated financial statements for XCF and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. In the Company’s opinion, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

Reverse Asset Acquisition

On December 8, 2023, XCF and the owners of New Rise Renewables and New Rise SAF, entered into two agreements: (1) the Membership Interest Purchase Agreement with New Rise SAF (“New Rise SAF MIPA”), and (2) the Membership Interest Purchase Agreement with New Rise Renewables (the “New Rise Renewables MIPA,” and together with the New Rise SAF MIPA, the “MIPAs”). The MIPAs facilitated the purchase of 100% of the equity in both New Rise Renewables and New Rise SAF by XCF, with both transactions closing during the period ending March 31, 2025. The two transactions were consummated as follows:

●	On January 23, 2025, the New Rise SAF acquisition closed when XCF transferred 18,730,000 shares of its common stock to Randy Soule and GL Part I SPV, LLC (“GL”) – the two legacy membership interest holders of New Rise SAF – in exchange for 100% of the outstanding membership interests of that entity.

●	On February 19, 2025, the New Rise Renewables acquisition closed when XCF transferred 87,331,951 shares of its common stock to RESC Renewables, LLC (“RESC”) and GL– the two legacy membership interest holders of New Rise Renewables – and issued a $100,000,000 convertible promissory note dated February 19, 2025 (discussed in the “Convertible Promissory Note” section below) to RESC in exchange for 100% of the outstanding membership interests of New Rise Renewables.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The exchange of equity interests between XCF and the New Rise Entities were executed in contemplation of one another and were treated as a combined transaction, which resulted in the New Rise Entities becoming wholly owned subsidiaries of XCF. The combined transaction was accounted for as a reverse asset acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50, “Business Combinations – Related Issues”. New Rise Entities are considered the accounting acquirers and legal acquirees, and XCF is the legal acquirer and accounting acquiree.

As a result of the Acquisition, the historical financial statements of the combined company prior to February 19, 2025, are those of New Rise Renewables and New Rise SAF. The assets and liabilities of XCF were recorded at fair value as of the acquisition date. The equity structure presented in the financial statements has been retroactively restated to reflect the legal capital structure of XCF, including the shares issued to New Rise Renewables and New Rise SAF in connection with the Acquisition. Prior to the recapitalization, members of the New Rise entities contributed $4,887,000 in equity interests during the three-month period ended March 31, 2025. Total shares of XCF common stock outstanding immediately following the close of Acquisition were 183,078,394.

The following table sets forth the fair values of the assets and liabilities as of February 19, 2025, that were assumed in connection with the execution of the MIPAs:

XCF Fair Value
Current assets:
Cash and cash equivalents	$220,897
Related party receivables	674,737
Receivable from New Rise Renewables LLC	1,939,974
Convertible notes receivable	141,401
Total current assets	2,977,009
Land	179,000
Construction in progress	10,763,059
Total assets acquired	$13,919,068
Current liabilities:
Professional fees payable	$2,975,451
Accrued expenses and other current liabilities	191,677
Accrued interest on notes payable	501,402
Notes payable	1,964,417
Loan payable to related party	1,712,745
Convertible notes payable to related party (Note 8)	100,000,000
Total current liabilities assumed	107,345,692
Total assets acquired and liabilities assumed	$(93,426,624)

The results of operations for XCF are included in the condensed consolidated financial statements from the date of Acquisition forward. Net loss attributed to XCF from the acquisition date of February 19, 2025 to March 31, 2025 was $1,223,267. All intercompany accounts and transactions have been eliminated in consolidation.

Net loss per share calculations for periods prior to the Acquisition date have been recast to reflect the equivalent number of shares the New Rise Entities would have received if the transaction had occurred at the beginning of the earliest period presented. The recast net loss per share was calculated based on the exchange ratio established in the Acquisition.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Such estimates include the opening balance sheet fair values in connection with the Acquisition, allowance for credit losses, useful lives of property, equipment, and the valuation of long-lived assets and their recoverability. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on an ongoing basis; however, actual results could materially differ from these estimates.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

In accordance with Accounting Standards Update, (“ASU”), 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the consolidated financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the consolidated financial statements are issued. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

Since inception through March 31, 2025, the Company incurred recurring losses. The Company’s net loss was $7,467,201 and $4,020,697, respectively, in the three-month periods ended March 31, 2025, and 2024. The Company had an accumulated deficit of $54,754,675 and current liabilities of $296,009,258 as of March 31, 2025, and cash equivalents, excluding restricted cash, of $557,997. The Company believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant capital to sustain operations and significant investments to execute its long-term business plan. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations. Such additional debt or equity financing may not be available to the Company on favorable terms, if at all.

If the Company is not able to secure adequate additional funding when needed, the Company will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Change in Reporting Presentation

Previously, the Company presented accrued interest on notes payable and interest payable on financial liability as separate line items on the face of the condensed consolidated balance sheets. During the first quarter of 2025, the Company made a voluntary change in accounting presentation to reclassify these amounts to accrued expenses and other current liabilities. Prior period amounts have been reclassified to conform to the current year presentation.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Cash, Cash Equivalents and Restricted Cash

All highly liquid temporary cash investments with original maturities of three months or less are cash equivalents. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. The Company has not experienced any losses on these accounts and believes credit risk to be minimal. Restricted cash represents funds the Company is required to set aside for debt servicing purposes.

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$557,997	$407,182
Restricted cash	5,442	5,824
Total cash, cash equivalents and restricted cash	$563,439	$413,006

Property, Plant and Equipment

Land, machinery and equipment and operation plant are recorded at cost less accumulated depreciation. Depreciation of machinery and equipment and operation plant is calculated on a straight-line basis over the estimated useful lives of the assets, which generally range from three to thirty-nine years. Expenditures for renewals and betterments that extend the useful lives of or improve existing property or equipment are capitalized. Expenditure on maintenance and repairs are expensed as incurred.

Depreciation commences upon the machinery and equipment and operation plant being placed in service. As of March 31, 2025, no machinery, equipment or operation plant had been placed in service and therefore there was no accumulated depreciation as of the balance sheet date.

Construction in progress represents expenditures necessary to bring an asset, project, new facilities or equipment to the condition necessary for its intended use and are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property, plant and equipment to be depreciated or amortized.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended March 31, 2025, and December 31, 2024, no impairment expense was recognized.

Revenue

Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. The Company has presented the disclosures required by ASC 606, see Note 3, Revenues from Contracts with Customers.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative

General and administrative expenses are expensed as incurred. The Company’s general and administrative costs consist of personnel costs, consulting, legal and regulatory fees, marketing costs, website development costs, insurance costs, travel expenses and hiring expenses.

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025.

Segments

Operating segments as defined in ASC 280, “Segment Reporting”, are components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources.

XCF has one reportable segment: renewable fuels. The renewable fuels segment will derive revenues from selling renewable energy products in the future once the Company’s plant facilities reach principal operations. XCF’s chief operating decision maker is the senior executive committee that includes the Chief Executive Officer and Chief Financial Officer.

The measures of segment profit or loss and total assets used by the chief operating decision maker to assess performance for the renewable fuels segment and decide how to allocate resources is based on net income (loss) and total assets as reported on the statements of operations and balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the chief operating decision maker are those that are reported in the Company’s statements of operations.

Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income per common share attributable to common shareholders is computed by dividing net income by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three months ended March 31, 2025, and 2024, no dilutive effect for common stock equivalents was considered in the calculation of diluted loss per share as their effect was anti-dilutive.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued, Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-04 (“ASU 2024-04”), Debt-Debt with Conversion and Other Options (Subtopic 470-20). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its disclosures in its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03 (“ASU 2025-03”), Business Combinations (Topic 805) and Consolidation (Topic 810), which enhances the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. Specifically, under the amendments, acquisition transactions in which the legal acquiree is a variable interest entity (VIE) will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments in this Update do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendment should be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the ASU 2025-03 as of January 1, 2025. The adoption of ASU 2025-03 did not have a material impact on its consolidated financial statements as of March 31, 2025.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2025, the Company has not recognized revenue from operations. The Company’s revenues will be generated under an agreement with New Rise Reno and Phillips 66, which is the only revenue-generating contract the Company has entered into as of the end of the quarter. Under the Phillips 66 agreement, New Rise Reno will sell renewable diesel, SAF, renewable Naphtha, (collectively, “renewable fuels”) and transfer Renewable Identification Numbers (“RIN”) and Low Carbon Fuel Standard credits (“LCFS”) (collectively “environmental credits”) associated with the generation of the renewable fuels.

As discussed in Note 1, the Company is currently in the process of finalizing operations for its New Rise Reno facility to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of March 31, 2025. As the New Rise Reno plant was in the construction phase, all sales of SAF and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, net sales of SAF and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. In the three months ended March 31, 2025, $1,659,111 of gross sales of Naphtha and synthetic blended components, net of direct costs of $1,026,095 for feedstock were capitalized as a reduction of the cost of the plants.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to generate revenue from the sale of renewable fuel and transfer of related environmental credits under the contract with Phillips 66 when control is transferred to the customer. The amount of consideration to which the Company expects to be entitled for the delivery of renewable fuels and environmental credits is based on pricing established in the contract that is indexed to commodity market prices and quantities sold. Revenue related to the sale of renewable energy and environmental credits is recognized at a point in time when control is transferred to the associated customer. During the three months ended March 31, 2025, and 2024, no revenue from sales of renewable fuels and environmental credits was recognized.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Construction in progress	$341,082,929	$324,224,632
Land	1,439,000	1,260,000
Machinery and equipment	9,555,000	9,555,000
Operations plant	16,662,675	16,662,675
Total property, plant and equipment	$368,739,604	$351,702,307

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Accrued interest	$26,670,531	$19,362,859
Vendor claim	950,000	950,000
Accrued expenses and other liabilities	802,237	51,804
Accrued expenses and other current liabilities	$28,422,768	$20,364,663

NOTE 6. NOTES PAYABLE

As of March 31, 2025, and December 31, 2024, the Company has four notes payable to Greater Nevada Credit Union (“GNCU,” and collectively, the “GNCU Loan”) that are secured by substantially all its assets located in McCarran, Nevada. The notes bear interest equal to the Wall Street Journal Prime Rate plus 2.00% and 7.00%, calculated quarterly (10.5% and 15.5.%, respectively, as of March 31, 2025, and December 31, 2024), payable monthly. The maturity date for the GNCU loan is December 31, 2037. The Company is currently in default on these notes due to failure to make required minimum monthly payments and the outstanding balance has been classified as current on the condensed consolidated balance sheets.

In connection with the issuance of the notes, the Company incurred direct costs and closing fees totaling $3,523,380. In accordance with FASB ASC Topic 835-30, “Imputation of Interest”, these costs have been recognized as debt closing costs and are being amortized over the term of the note. During both periods ended March 31, 2025, and March 31, 2024, respectively, $44,042 of debt closing costs have been capitalized as construction in progress. The balance of the notes is presented net of the unamortized closing costs on the accompanying consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the gross notes payable balance was $112,580,000, which is presented net of the unamortized closing costs on the notes of $2,231,473 and $2,275,516, respectively. As of March 31, 2025 and December 31, 2024, unpaid accrued interest on the notes payable was $11,506,029 and $8,550,804, respectively.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also assumed several promissory note agreements for an aggregate note payable amount of $2,009,417 and interest payable of $691,411 as part of the Acquisition. Interest on the promissory notes range from 8% - 12% per annum. Maturity dates for these promissory notes are less than one year. One of the promissory notes is secured by the building and all equipment located in the biodiesel plant in Fort Myers, Florida. These notes have already matured but the company has not received any default notice with respect to these notes and notes are payable on demand now. For the quarter ended March 31, 2025, the Company recognized $190,676 in interest expense related to these notes. Additionally, the Company elected the fair value option for measuring the fair value of one of the promissory notes. During the quarter ended March, 31, 2025 the Company recognized a loss of $45,000 in fair value adjustment related to the one promissory note for which it elected the fair value option. The loss was recognized in other income (expense) in the unaudited condensed consolidated statement of operations.

As of March 31, 2025, future maturities of the Company’s notes payable are as follows:

For the year ending	March 31, 2025
2025	$23,534,092
2026	5,086,313
2027	5,459,741
2028	5,858,588
2029	6,311,421
Thereafter	68,339,262
Total	$114,589,417
Less: Current maturities	(112,357,943)
Less: Closing costs	(2,231,473)
Total notes payable, net of current maturities, net of closing costs	$-

As of March 31, 2025 and 2024, cumulative interest expense capitalized as part of construction in progress totaled $70,021,567 and 51,828,404, respectively.

NOTE 7. FINANCIAL LIABILITY

Failed Sale and Leaseback

In March 2022, New Rise Reno engaged in a sale and leaseback transaction with Twain GL XXVIII, LLC (“Twain”) involving a 99-year lease of property. The agreement provides for a mandatory repurchase clause. As a result, the transaction does not meet the criteria for a sale and leaseback transaction and is instead treated as a financial liability by the Company. Encore DEC, LLC (“Encore”), a related party is a guarantor for this financial liability. Encore is 100% owned by Randy Soule who is the majority shareholder of the Company.

The financial liability is categorized as long-term liability and the amount due was $132,776,841 and $132,767,058 as of March 31, 2025 and December 31, 2024, respectively, which is presented net of unamortized closing costs.

As of March 31, 2025, and December 31, 2024, the Company’s financial liability is secured by substantially all of the Company’s assets located in McCarran, Nevada. The financial liability bears interest equal to 7.28% (Base Interest) and is payable quarterly. Additionally, the financial liability includes supplemental interest payments beginning March 31, 2023, equal to 2.48 % of the Base Interest, with increases to 5.02%, 7.63%, and 10.30% of the Base Interest in the succeeding three years, respectively. Beginning in the sixth year the supplemental interest will be adjusted on an annual basis in accordance with the Consumer Price Index (“CPI”). All rent payments as per the lease agreement is classified as interest. Principal payment is not due in the first 5 years of the lease. Beginning on the first day of the sixth year of the lease, on the first business day of each month of every calendar year during the Term, Tenant shall pay to Landlord in addition to Base Interest and Supplemental Interest, an amount equal to the prior calendar month’s gross revenue generated at the project after deducting the following: (i) normal and customary operating expenses, (ii)Base interest, (iii) Supplemental interest, (iv) any additional Rent, and (v) debt service and other payments to Lender under the Leasehold Encumbrance.

The gross financial liability balance was $136,533,315 at March 31, 2025, and December 31, 2024, respectively, which is presented net of the unamortized closing costs on the note of $3,756,474 and $3,766,257, respectively, as of March 31, 2025, and December 31, 2024. At March 31, 2025, and December 31, 2024, unpaid accrued interest and late fees on this note were $14,473,092 and $10,812,055, respectively.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in connection with the issuance of this financial liability, XCF incurred direct costs and closing fees totaling $3,873,864. These costs have been recognized as debt closing costs and are being amortized over the term of the financial liability. During the periods ended March 31, 2025, and December 31, 2024, $9,782 and $39,130, respectively, of debt closing costs for each period has been capitalized as construction in progress.

On April 18, 2025, and April 30, 2025, the Company received notice that New Rise Reno is in default of the terms of the lease for its failure to make certain payments that are due and owing thereunder. New Rise Reno has not made payment of the amounts demanded. This is further discussed in Note 16.

On June 11, 2025, New XCF, New Rise Reno and the Twain entered into a forbearance agreement, pursuant to which the Twain has agreed to forbear from exercising its rights and remedies under the lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025. In consideration of the forbearance, New XCF issued 4,000,000 shares of New XCF Common Stock to Twain. The net proceeds of any sale of the shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno. This is further discussed in Note 16.

NOTE 8. RELATED PARTY TRANSACTIONS

Related Party Receivables

As a result of the Acquisition that occurred during the three-month period ending March 31, 2025, the Company assumed related party receivables of $728,218 due from Randy Soule, the majority shareholder of the Company related to regulatory filing fees. Additionally, the related party receivables balance includes immaterial advances to certain Officers of the Company for travel and other expenses.

Related Party Payable

Encore provides Engineering, Procurement and Construction (“EPC”) services to XCF. Encore is 100% owned by Randy Soule, the majority shareholder of the Company. During the period ended March 31, 2025, and 2024, Encore provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion service to XCF and the Company incurred costs of $1,115,400 and $0, respectively, which were subsequently capitalized to CIP. During the period ended March 31, 2025, and 2024, Encore paid expenses on behalf of XCF totaling $100,000 and $38,615 (net of expense reimbursements to Encore), respectively. The outstanding payable balance to Encore as of March 31, 2025, and December 31, 2024, was $39,347,649 and $38,932,248, respectively. The payable does not bear any interest rate and has no due date. The balance is considered payable upon demand and is classified as current on the consolidated balance sheets. The management of the Company expects to repay the balance upon generating the cash flow through operations or financing activity. As of March 31, 2025, and December 31, 2024, cumulative purchases from Encore, a related party, included in construction in progress totaled $97,528,222 and $96,412,822, respectively.

Loans Payable to Related Party

During the year ended December 31, 2023, the Company entered into loan payable with GL Part SPV I, LLC (“GL”) borrowing an aggregate of $2,350,000. The amount was borrowed on various dates ranging from August 14, 2023 to November 20, 2023. As of March 31, 2025, and December 31, 2024, the balance due for this loan was $2,350,000, and the amount is expected to be paid within one year. The payable does not bear any interest rate and has no due date. The balance is considered payable on demand and is classified as current on the consolidated balance sheets. The management of the Company expects to repay the balance upon generating the cash flow through operations or financing activity.

As a result of the Acquisition that occurred during the three-month period ending March 31, 2025, the Company assumed a loan payable with GL of $1,404,000. The Company has elected the fair value option for valuing this loan (Note 9). The loan payable bears interest of $240,000, is unsecured, and is due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to the Company, unless extended in writing by mutual consent or (ii) an event of default (as specified in the promissory note). As of March 31, 2025, the fair value of the loan payable to related party was $1,385,000.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also assumed additional loan payable with GL of $356,426 as a result of the Acquisition. Interest on the loan is 10% per annum. The loan is already matured and is in default as per the loan agreement.

During the three-month period ended March 31, 2025, and 2024, the Company recognized $47,124 and $0 in interest expense, respectively, related to these loans.

Convertible Note Payable to Related Party

As a result of the Acquisition that occurred during the three-month period ending March 31, 2025, the Company assumed a convertible note payable to related party of $100,000,000. The convertible note was issued to RESC as part of the consideration of the acquisition, bears no interest, and may be prepaid at par without penalty at the Company’s discretion. The note was recorded at cost on the date of Acquisition. Upon the subsequent closing of the merger between XCF and Focus Impact BH3 Acquisition Company (“Focus Impact”), the note automatically converts into shares of XCF common stock at a fixed conversion price of $10 per share. Upon default, the Company may be required to repay the outstanding principal balance.

NOTE 9. FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.

When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has various liabilities which it has elected the fair value option under FASB ASC 825, “Financial Instruments”. These liabilities are classified as Level 3 due to the use of unobservable inputs in the valuation of the liabilities. Gains and losses from the remeasurement of these liabilities are recorded in other income (expense) within the condensed consolidated statement of operations.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of March 31, 2025. There were no financial assets and liabilities recorded at fair value as of December 31, 2024.

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 6)	$-	$-	$635,000	$635,000
Loan payable to related party (Note 8)	-	-	1,385,000	1,385,000
Total liabilities	$-	$-	$2,020,000	$2,020,000

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in fair value of the Company liabilities recorded under the fair value option:

	Three Months Ended March 31, 2025
	Beginning Balance	Issuance	Additions & (Payments)	Change in Fair Value	Ending Balance
Note payable (Note 6)	$-	$590,000	$-	$45,000	$635,000
Loan payable to related party (Note 8)	-	1,404,000	-	(19,000)	1,385,000
Total	$-	$1,994,000	$-	$26,000	$2,020,000

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option at issuance and March 31, 2025, were as follows:

Three Months Ended March 31, 2025
	Note Payable(1)	Loan Payable to Related Party(1)
Valuation Inputs:
Expected term (in years)	0.17-0.50	0.25-0.50
Risk-adjusted discount rate	10.34%-12.23%	10.34%-12.23%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as credit rating and discount rates.

The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, related party receivable, accounts payable, professional fees payable, related party payables, and accrued expenses approximate their fair value because of the short-term maturity of these financial instruments.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserve costs relating to these matters when a loss is probable, and the amount can be reasonably estimated.

In March 2024, Polaris Processing, LLC (“Polaris”) filed an arbitration demand against New Rise Reno related to unpaid invoices and alleged violations of a non-solicitation provision under an Operations and Maintenance Services Agreement. In April 2024, the parties entered into a settlement agreement under which New Rise Reno agreed to pay Polaris $1,700,000.

Subsequent to making the settlement payments through outside legal counsel, New Rise Reno was informed that approximately $950,000 of the payments had not been received by Polaris and were misdirected due to a cybersecurity incident affecting outside legal counsel. New Rise Reno’s legal counsel is in the process of pursuing insurance recovery for the misdirected funds. However, New Rise Reno remains obligated to Polaris for the unpaid amount. In October 2024, Polaris filed a complaint seeking summary judgment for the unpaid amount.

As of March 31, 2025, and December 31, 2024, the Company recorded a liability of $950,000 within accrued expenses and other current liabilities and a corresponding other receivable of $950,000 for the amount expected to be recovered from New Rise Reno’s legal counsel. This matter is expected to be resolved within the next twelve months.

NOTE 11. INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740 “Incomes Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2025, and December 31, 2024. Accordingly, we have not recorded a provision for federal income taxes during the three months ended March 31, 2025.

We experienced ownership changes as defined by Internal Revenue Code (“IRC”) Section 382 in February 2025, and we are in the process of preparing an analysis of the annual limitation on the utilization of our NOLs. We will continue to monitor trading activity in our shares that may cause an additional ownership change, which may ultimately affect our ability to fully utilize our existing NOL carryforwards.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 900,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

The Company is presently authorized to issue up to 900,000,000 shares of common stock, $0.001 par value per share, of which 183,078,394 and 140,227,818 shares of common stock were issued and outstanding as of March 31, 2025, and December 31, 2024, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

The holders of the Company’s common stock have sole voting rights, one vote for each share held of record, and are entitled upon liquidation of the Company to share ratably in the net assets of the Company available for distribution after payment of all obligations of the Company and after provision has been made with respect to each class of stock, if any, having preference over the common stock, currently including the Company’s preferred stock. The shares of common stock are not redeemable and have no preemptive or similar rights.

NOTE 13. SIGNIFICANT CONTRACTS

Consulting Agreement with Focus Impact Partners

On February 19, 2025, XCF and Focus Impact Partners, LLC (“Focus Impact Partners”) entered into a strategic consulting agreement (the “Consulting Agreement”), pursuant to which Focus Impact Partners will provide XCF (and, the post-transaction company following completion of the Business Combination) with certain consulting services. Under the terms of the Consulting Agreement, Focus Impact Partners will receive an annual consulting fee of $1,500,000, which will be payable in monthly installments of $125,000 starting with an initial payment on or prior to March 31, 2025 (pro-rated from February 19, 2025, through and including March 31, 2025). In addition to the annual fee, the Consulting Agreement also provides that Focus Impact Partners is entitled to an additional consulting fee in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction for which Focus Impact Partners provides consulting services, the amount and terms of which will be subject to mutual agreement between the company and Focus Impact Partners consistent with the market practice for such consulting services.

NOTE 14. CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances in financial institutions. The balances in the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company’s cash balances may be in excess of the insured limit.

NOTE 15. VENDOR CONCENTRATIONS

As of March 31, 2025, the Company had four major vendors that accounted for approximately 85% and $7,024,194 of accounts payable at three months ended March 31, 2025. As of December 31, 2024, the Company had two major vendors that accounted for approximately 69% and $5,857,729 of accounts payable. The Company expects to maintain these relationships with the vendors.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of the accompanying unaudited condensed consolidated financial statements were issued for subsequent events disclosure or adjustment consideration.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

On April 17, 2025, XCF and Innovativ Media Group, Inc. (“Innovativ”) entered into a first amendment to the Innovativ Promissory Note (the “Amended Innovativ Promissory Note”) whereby the payment terms of the note were amended to the earliest of (i) 10 business days from the date of XCF entering into a Qualified Financing Event and receiving proceeds therefrom, unless extended in writing by mutual consent of XCF and Innovativ, or (ii) an event of default (as specified in the Amended Innovativ Promissory Note), if such note is then declared due and payable in writing by Innovativ. A “Qualified Financing Event” under the Amended Innovativ Promissory Note means the closing of any transaction or series of related transactions, including without limitation any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000, and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations, including through a refinancing, recapitalization, debt-for-equity exchange, secured loan facility, or other similar financing arrangement; provided, however, that any such event shall not be deemed a Qualified Financing Event unless, following the closing of such transaction(s), XCF maintains a minimum cash balance of at least $3,000,000 in its primary operating bank account, and each of the foregoing conditions is fully satisfied without waiver or modification, except as may be expressly agreed to in writing by Innovativ and XCF. The Amended Innovativ Promissory Note also provides for additional one-time interest payment on the note at a fixed rate of 12% or $60,000, which amount is in addition to the interest already payable on the original note.

On April 17, 2025, XCF and GL entered into a promissory note for gross principal amount of $2,500,000. The promissory note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of XCF entering into a Qualified Financing Event (as defined in the promissory note), unless extended in writing by mutual consent of XCF and GL or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, XCF issued 5,000,000 shares of its common stock to parties designated by GL.

On May 10, 2025, XCF and Narrow Road Capital Ltd entered into a promissory note for gross principal amount of $700,000. The promissory note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder shall have the right, but not the obligation, to elect to receive up to 280,000 shares of XCF common stock. On September 10, 2025 Narrow Road elected the right to receive the remaining outstanding 279,500 shares associated with the note which were convertible into 191,813 shares of XCF Global, Inc. subsequent to XCF’s merger with Focus Impact BH3 Acquisition Company.

On May 10, 2025, XCF and Gregory Segars Cribb entered into a promissory note for gross principal amount of $250,000. The promissory note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder shall have the right, but not the obligation, to elect to receive up to 100,000 shares of XCF common stock. On September 10, 2025 Gregory Segars Cribb elected the right to receive the remaining outstanding 99,500 shares associated with the note were convertible into 68,214 shares of XCF Global, Inc. subsequent to XCF’s merger with Focus Impact BH3 Acquisition Company.

Greater Nevada Credit Union Loan

On August 6, 2025, GNCU counsel sent a letter to New Rise Reno notifying New Rise Reno of (1) additional events of default under the existing loan documents relating to the GNCU Loan, (2) failure to timely cure the ongoing payment default on the GNCU Loan by the deadline set forth in the demand to cure addressed to New Rise Reno dated March 3, 2025, and (3) the acceleration of the full unpaid balances of the GNCU Loan pursuant to GNCU’s rights under the loan documents relating to the GNCU Loan. The acceleration notice indicated that the amount owing as of August 5, 2025, excluding applicable fees, costs, and penalties, is $130,671,882. Subsequent to the notification, counsel for the Company and counsel for GNCU engaged in discussions regarding the notification, and on August 27, 2025, the Company, on behalf of New Rise Reno and GNCU entered into a Pre-Negotiation Letter outlining the terms under which the parties would engage in discussions for the purpose of entering into letter agreements, meetings, conferences, and written communications with respect to the outstanding default notice and balance due to GNCU. The Pre-Negotiation letter does not obligate any party to take any action with respect to the GNCU Loan and GNCU expressly reserved its rights under the loan documents relating to the GNCU Loan.

On August 27, 2025, the Company and New Rise Reno received a notice from GNCU withdrawing the August 6, 2025 notice of acceleration (the “Notice of Withdrawal”). Besides withdrawing the notice of acceleration, the Notice of Withdrawal specifies that GNCU does not withdraw, modify, or waive the notice of additional events of default and failure to timely cure ongoing payment default set forth in the August 6, 2025, notice of acceleration, which conditions remain in effect. GNCU also does not withdraw or modify the March 6, 2025, demand to cure.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is in active discussions with GNCU to resolve the matters addressed in the aforementioned notice and demand to cure to New Rise Reno, including the possibility of a potential forbearance or modified loan payment schedule while the Company seeks and secures financing and ramps-up SAF production so as to generate sufficient cash flows from operations to be able to make payments under the GNCU Loan, including any past due loan payments and penalties. The Company is actively evaluating financing alternatives that, if completed, the Company believes would allow the re-financing of the GNCU Loan and the payments owing the landlord pursuant to the ground lease by and between Twain, as the landlord, and New Rise Reno, as the tenant, dated March 29, 2022 (the “Ground Lease”) relating to the property on which the New Rise Reno facility is located. However, there can be no assurance that the Company will be able to reach agreement with GNCU to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow the Company to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

Transaction with Focus Impact

On March 11, 2024, XCF entered into a business combination agreement (the “Business Combination Agreement”) with Focus Impact, Focus Impact BH3 NewCo Inc., (“New XCF”) a Delaware corporation and wholly owned subsidiary of Focus Impact, Focus Impact BH3 Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of New XCF (“Merger Sub 1”), Focus Impact BH3 Merger Sub 2, Inc., a Delaware corporation and wholly owned subsidiary of New XCF (“Merger Sub 2”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the XCF will merge with and into Merger Sub 1 (the “New XCF Merger”), with Merger Sub 1 being the surviving entity of the New XCF Merger as a wholly owned subsidiary of New XCF; and (b) immediately following the New XCF Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the New XCF Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of New XCF. As a result of the Business Combination, New XCF will be subsequently renamed to XCF Global, Inc. (“New XCF”) and become a new publicly traded company on NASDAQ (Nasdaq: SAFX).

Pursuant to the terms of the Business Combination Agreement:

●	in connection with the completion of the New XCF Merger (i) each share of Focus Impact Class A common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the New XCF Merger was converted into the right to receive one share of New XCF Class A common stock, par value $0.0001 per share (“New XCF Common Stock”) (rounded down to the nearest whole share), (ii) each share of Focus Impact Class B common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the New XCF Merger was converted into the right to receive one share of New XCF Common Stock and (iii) each warrant of Focus Impact outstanding immediately prior to the effectiveness of the New XCF Merger was converted into the right to receive one New XCF Warrant, with New XCF assuming Focus Impact’s rights and obligations under the existing warrant agreement; and

●	in connection with the completion of the Company Merger, each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger was converted into the right to receive shares of New XCF Common Stock (rounded down to the nearest whole share) determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of New XCF Common Stock.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating the accounting for this transaction as of the date of these financials.

Convertible Note Purchase Agreement

On July 29, 2025, New XCF and EEME Energy SPV I LLC (“EEMe Energy”) entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 million in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, New XCF also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of New XCF’s Class A Common Stock as it relates to the arrangement fee and 200,000 of New XCF’s Class A Common Stock as it relates to the advisory fee. EEME Energy has elected to convert the in aggregate $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of common stock of New XCF.

Twain Ground Lease

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of filing, New Rise Reno has not made payment of the amounts demanded. The amount required to satisfy the amounts owing under the Ground Lease totaled $14,473,092, comprised of (i) $10,233,996 of lease payments and (ii) $4,239,096 of late fees and penalties.

Twain Forbearance Agreement

On June 11, 2025, New XCF, New Rise Reno and Twain entered into a forbearance agreement, pursuant to which Twain has agreed to forbear from exercising its rights and remedies under the Ground Lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025, subject to certain conditions and exceptions provided in the Twain Forbearance Agreement. In consideration of Twain’s forbearance, New XCF issued 4,000,000 shares of New XCF Common Stock to Twain and use its reasonable best efforts to file a registration statement on appropriate form with the SEC to register the resale. The net proceeds of any sale of the shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno to Twain.

ELOC Agreement

On May 30, 2025, New XCF and XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (“Helena”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, NewXCF will have the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A Common Stock of New XCF, subject to the conditions set forth therein. As a commitment fee in connection with the execution of the ELOC Agreement, XCF has issued to Helena 740,000 shares of XCF’s common stock, representing the expected number of shares of its common stock that will be equal to 500,000 shares of New XCF Class A Common Stock as of the closing of the business combination.

Helena Note

On May 30, 2025, New XCF, XCF, Randall Soule, in his individual capacity as a shareholder of XCF (“Soule”), and Helena entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan evidenced by the Helena Note, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena, representing the expected number of shares of XCF common stock that will be equal to 2,000,000 shares of New XCF Class A Common Stock as of the closing of the business combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Randall Soule agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena. The Company and Mr. Soule entered into a letter agreement dated as of May 30, 2025 (the “Share Issuance Agreement”), pursuant to which the Company agreed to issue Mr. Soule 2,840,000 shares of XCF common stock in consideration for Mr. Soule’s transfer of an equal number of shares to Helena.

On July 10, 2025, New XCF and Helena entered into Amendment No. 1 to the Helena Note. Pursuant to Amendment No. 1, in exchange for a cash payment from Helena of $2,249,771, New XCF and Soule waived Helena’s obligation to return certain shares of the Company’s Class A Common Stock pursuant to Section 11.2 of the original Helena Note. New XCF and Soule agreed to amend the Share Issuance Agreement. Under the terms of the amendment, Soule has agreed to return to New XCF for cancellation certain shares that had been issued to him pursuant to the original Shares Issuance Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS OF XCF

Unless the context otherwise requires, references to “we,” “us,” “our,” “XCF” and the “Company” in this section are to the business and operations of XCF Global Capital, Inc. prior to the Business Combination. The following discussion and analysis should be read in conjunction with XCF’s audited annual and unaudited interim financial statements and related notes thereto included elsewhere in this proxy statement/prospectus. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause XCF’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in “Risk Factors” section included elsewhere in this Quarterly Report on Form 10-Q. Certain capitalized terms below are defined elsewhere in this proxy statement/prospectus.

Company Overview

XCF Global Capital, Inc. (“XCF or the “Company”), a Nevada corporation, was founded on January 20, 2023, to develop, operate and invest in renewable energy assets and production facilities. Throughout 2023, the Company identified acquisition targets in Nevada, Florida, and North Carolina as the foundation for the Company’s first production of sustainable aviation fuel (“SAF”), a synthetic kerosene derived from non-food feedstocks such as waste oils and fats, green and municipal waste, and non-food crops and, currently, blended with conventional Jet-A fuel. We are committed to reducing the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. Though we are focused on promoting and accelerating the decarbonization of the aviation industry through SAF, we may, opportunistically, produce other renewable products such as renewable diesel, a renewable fuel, and bio-based glycerol, also known as natural glycerin, which is used in healthcare, food, and cosmetics industries. We believe there is a market opportunity in the aviation and renewable sectors as a result of a combination of regulatory support, industry-led demand and end-user commitment. The actual market environment may evolve differently from our expectations and is subject to a variety of external forces such as government regulation and technological development that may impact the market opportunity. XCF intends to build a nationwide portfolio of SAF and renewable fuels production facilities that use non-food feedstock at competitive production costs. We also intend to implement a fully integrated business model from feedstock supply and production to marketing and sales of SAF. XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF and renewable fuels in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners.

We intend to scale and operate clean fuel production facilities engineered to the highest levels of compliance, reliability, and quality. The Company owns New Rise Reno Renewables LLC, which owns and operates a renewable diesel plant in Reno, Nevada that the Company is currently in the process of converting the plant to SAF plant. The Company currently owns biodiesel plants located in Fort Myers, Florida and Wilson, North Carolina that it intends to further build-out and reconstruct SAF, renewable fuels and/or associated SAF-related infrastructure. The Company is continuing to evaluate the role of each of the Fort Myers, Florida and Wilson, North Carolina facilities within XCF’s broader SAF and biofuels value chain.

Company Formation and Initial Acquisitions

XCF was founded to develop, operate and invest in renewable energy assets and production facilities on January 20, 2023, for renewable energy assets and companies.

On October 31, 2023, we entered into an asset purchase agreement with Southeast Renewables, LLC (“Southeast Renewables”) to acquire its Wilson, North Carolina biodiesel plant assets for an aggregate purchase price of $100,000,000. XCF issued Southeast Renewables 7,700,000 shares of XCF at an agreed conversion price of $10 per share ($77,000,000) and issued a convertible promissory note (“Southeast Renewables Convertible Note”) in principal amount of $23 million, with a maturity date of October 31, 2024. The Southeast Renewables Convertible Note accrues interest at the per annum rate of 8%. The Southeast Renewables Convertible Note can be converted into shares of XCF common stock based on the outstanding principal and interest, divided by the conversion price. The conversion price prior to a change of control is $10, and subsequent to a change of control is equal to the volume weighted average price of the shares of common stock for the 20 days prior to the notice of conversion.

On December 29, 2023, Southeast Renewables exercised its right to convert the Southeast Renewables Convertible Note principal balance of $23,000,000 plus accrued interest of $297,425 into 2,329,743 shares of XCF common stock.

On October 31, 2023, XCF also entered into an asset purchase agreement with Good Steward Biofuels FL, LLC (“Good Steward”), to acquire its Fort Myers, Florida biodiesel plant assets. XCF issued Southeast Renewables, the parent company of Good Steward, 9,800,000 shares of XCF common stock as partial consideration for the purchase, and also assumed certain liabilities, including a $356,426 loan made by GL Part SPV I, LLC (“GL”) to Southeast Renewables. GL is a shareholder of XCF and owns membership interests in Southeast Renewables. The purchase price was $100,000,000 less $200,000 in notes payable, and loans assumed by XCF using a conversion price of $10 per share.

The Wilson, North Carolina plant and Fort Myers, Florida plant have been non-operational for over three years and five years, respectively.

On January 23, 2025, and February 19, 2025, XCF completed its acquisitions (the “Acquisition”) of New Rise SAF Renewables Limited Liability Company, (“New Rise SAF”) and New Rise Renewables, LLC. (“New Rise Renewables”) (collectively the “New Rise Entities”), which became wholly owned subsidiaries of XCF. New Rise Renewables, a Delaware limited liability company, was formed on September 23, 2016, for the purpose of owning 100% of New Rise Renewables Reno, LLC (“New Rise Reno”). New Rise Renewables is focused on producing renewable fuels to lower the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. The New Rise Reno facility is built on a 10-acre parcel located within McCarran, Nevada.

Recent Developments

Transactions with New Rise

On December 8, 2023, we entered into the New Rise Renewables MIPA with RESC Renewables Holdings LLC (“RESC”) to acquire all of the issued and outstanding membership interests of New Rise Renewables for an aggregate purchase price of $1,100,000,000 less acquired liabilities, comprised of incurred indebtedness, of $112,580,000. Consideration for the purchase will be paid at closing of the New Rise Acquisitions by delivery of a convertible promissory note (the “New Rise Convertible Note”) in principal amount of $100,000,000 and issuance of 88,750,000 shares of XCF common stock. The New Rise Convertible Note will be non-interest bearing and have a maturity date of twelve months after the date the note is issued in connection with the closing of the New Rise Acquisitions. Once issued, the New Rise Convertible Note can be converted into shares of XCF common stock based on the outstanding principle, divided by the conversion price. The New Rise Renewables MIPA provides that the conversion price will be equal to the average price of the shares of common stock for the 10 days prior to and 10 days subsequent to the notice of conversion. However, in connection with the execution of a Company Support Agreement by RESC and Randy Soule subsequent to December 31, 2023, it was agreed that the conversion price would be set at $10 per share when the New Rise Convertible Note is issued.

On December 8, 2023, XCF also entered into the New Rise SAF Renewables MIPA with Randy Soule and GL Part SPV I, LLC to acquire all the issued and outstanding membership interests of New Rise SAF Renewables for an aggregate purchase price of $200 million.

In October 2024, we filed a pre-merger notification with the FTC to comply with the HSR Act and Rules. On November 15, 2024, the thirty-day waiting period expired. Our acquisition of New Rise SAF was completed on January 23, 2025, and our acquisition of New Rise Renewables was completed on February 19, 2025.

On   January 31, 2025, XCF issued a promissory note with a principal amount of $500,000 to Innovativ Media Group, Inc. as part of a financing arrangement. Proceeds from the note were provided to New Rise Renewables as a note payable to XCF and will be included as indebtedness of New Rise Renewables, which will result in a reduction of the number of XCF shares issuable upon the closing of the New Rise Renewables acquisition.

New Rise Renewables SAF

During Q4 2024, XCF issued three convertible notes to GL Part SPV I, LLC in the amounts of $1,000,000, $1,090,000, and $300,000. Proceeds from the convertible notes were utilized to purchase preferred membership units of New Rise SAF Renewables LLC in the amounts of 100,000 preferred membership units, 109,000 preferred membership units, and 25,000 preferred membership units, respectively. On January 14, 2025, XCF issued one convertible note to GL Part SPV I, LLC for $200,000. Proceeds from the convertible note were utilized to purchase preferred membership units of New Rise SAF Renewables LLC in the amount of 20,000 preferred membership units. The preferred membership units have preferential treatment upon a liquidation event before any amounts are paid to the common membership units and receive five times the amount contributed as capital. As a result, the total contributed capital of $2.54 million was netted against the purchase price of New Rise SAF Renewables by $12,700,000 upon closing. On January 23, 2025, in connection with the closing of the New Rise SAF acquisition, the aggregate purchase price of $200,000,000 was reduced by the five times liquidation preference on contributed capital, resulting in total consideration at closing was approximately $187,300,000 or 18,730,000 shares of XCF common stock.

As a result, Randy Soule was issued 15,036,170 shares of XCF common stock in exchange for his membership units, and GL was issued 3,693,830 shares of XCF common stock in exchange for its membership units and after consideration of its five times liquidation preference.

New Rise Renewables

On February 19, 2025, XCF completed the acquisition of New Rise Renewables subject to additional post-closing conditions. On February 19, 2025, the aggregate purchase price of $1.1 billion was reduced by $118,700,000, which represented principal and interest on New Rise Renewable’s outstanding debt obligations to a financial institution and two notes payable to XCF. As a result, RESC Renewables Holdings, LLC (“RESC Renewables”) was issued 88,126,200 shares of XCF common stock in exchange for its membership units. In connection with a consulting agreement between RESC Renewables and GL, GL was entitled to receive 4,406,310 shares of the XCF common stock issued to RESC Renewables. In addition, pursuant to the New Rise Renewables MIPA, XCF issued a convertible promissory note to RESC Renewables in principal amount of $100,000,000, of which $51,746,680 in principal amount was subsequently assigned from RESC Renewables to Encore DEC, LLC, an entity 100% owned by Randy Soule, which was subsequently cancelled on May 30, 2025. The entire principal amount of the promissory note was held by RESC Renewables prior to the merger with Focus Impact BH3 Acquisition Corp. XCF also expects to enter into an EPC and Transition Services Agreement with Encore DEC, LLC as it relates to the development of New Rise Reno 2, which was acquired by XCF on January 23, 2025.

On May 30, 2025, the aggregate purchase price was updated to reflect actual New Rise liabilities of $126,700,000 compared to $118,700,000 in connection with the initial closing on February 19, 2025. As a result, the total shares issued in connection with the acquisition were adjusted to be 87,331,951 of XCF common stock, of which RESC Renewables received 82,965,533 and GL received 4,366,598 shares of XCF common stock.

Immediately prior to the merger with Focus Impact BH3 Acquisition Company, Randy Soule (directly, or indirectly through his ownership interests in RESC and New Rise SAF Renewables) controlled approximately 104,551,524 shares of XCF common stock, representing 51.8% of the issued and outstanding shares of XCF common stock, assuming full conversion of the $100,000,000 New Rise Convertible Note.

SAF Production

XCF’s current production facility in Reno, Nevada was converted to SAF production in October 2024 and began initial production of SAF and renewable naphtha (a byproduct in SAF production) in February 2025. First deliveries of neat SAF and renewable naphtha produced at New Rise Reno began in March 2025 under our existing Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). Through March 31, 2025, New Rise Reno produced, in aggregate, approximately 600,000 gallons of neat SAF and renewable naphtha.

During the initial phase of production ramp-up of SAF, the Reno production facility operated at approximately 50% capacity for SAF. Our New Rise Reno team has been reviewing the catalyst processing for SAF to meet nameplate capacity. Until SAF production is at nameplate capacity, New Rise is not deemed to be an operating business and classifies as under construction. The project will be under construction until final project acceptance is completed as per the agreement between New Rise and Axen North America which is working on SAF conversion. Due to the conversion to SAF and associated testing of the facility, we have observed variable operating performance which has impacted the ability of the plant to operate at full capacity. While ramp-up processes are being undertaken and until final acceptance, management has made the determination to temporarily produce renewable diesel which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, without any additional modifications to the facility. New Rise Reno will sell the renewable diesel to Phillips 66 under the P66 Agreement.

We currently expect to resume SAF production as early as the first quarter of 2026, although we cannot assure you when SAF production will resume, and when it does resume, when or whether the Reno production facility will be able to produce SAF at full capacity. Any delay beyond the first quarter of 2026 in our ability to resume SAF or renewable diesel production and/or any delay in our ability to operate the Reno production facility at full nameplate capacity for SAF production will adversely affect our revenues and profitability.

Greater Nevada Credit Union Loan

New Rise Reno operates our existing production facility in Reno, Nevada. New Rise Reno has four notes payable outstanding, in aggregate principal amount of $112,580,000, to Greater Nevada Credit Union (“GNCU”), as the successor to Jefferson Financial Federal Credit Union (the “GNCU Loan”). The GNCU Loan was underwritten by certain guarantees issued by the United States Department of Agriculture (the “USDA”) under the Biorefinery, Renewable Chemical and Biobased Product Manufacturing Assistance Program, which guaranteed 100% of the principal amount of the notes evidencing the GNCU Loan (the “USDA Guaranty”). Pursuant to the terms and conditions of the USDA Guaranty, the GNCU Loan is secured by a priority first lien on all assets of the project, except for inventory and accounts receivable, which may be used by New Rise Reno for routine business purposes so long as New Rise Reno is not in default of the GNCU Loan. The USDA must approve, inter alia, the accounts agreement, any issuance of additional debt by New Rise Reno, the transfer or sale of New Rise Reno assets or collateral, lien priorities, the substitution, release or foreclosure on the collateral, and GNCU’s exercise of any rights it has relating to the GNCU Loan, including those rights provided in the notes evidencing the GNCU Loan and the other transaction documents relating to the GNCU Loan. In addition, New Rise Renewables is a guarantor of the GNCU Loan.

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of this filing, New Rise Reno has not made payment of the amounts demanded. As of September 19, 2025, the amount required to bring the GNCU Loan current is approximately $25,300,000, inclusive of principal and interest, excluding approximately $2,400,000 of penalties/late charges.

GNCU’s rights and remedies in connection with an event of default include acceleration of the unpaid principal amount of the GNCU Loan, and/or possession, control, sale, and foreclosure on any collateral, including all rights and interests in and to the real property on which the SAF production facility is located (including any after-acquired fixtures, equipment and improvements to the production facility) under the terms of the Ground Lease by and between Twain GL XXVIII, LLC (“Twain”), as the landlord, and New Rise, as the tenant, dated March 29, 2022 (the “Ground Lease”), which is discussed below under “Twain Ground Lease.” GNCU would be obligated to obtain USDA approval in the event that GNCU seeks to exercise any rights it has under the GNCU Loan, including GNCU’s rights prescribed in the notes evidencing the GNCU Loan and related loan documents (including any attempt to foreclose or sell any collateral). The notes also permit GNCU to refrain from taking any action on any of the notes, collateral or any guarantee with the approval of USDA.

On August 6, 2025, GNCU counsel sent a letter to New Rise Reno notifying New Rise Reno of (1) additional events of default under the existing loan documents relating to the GNCU Loan, (2) failure to timely cure the ongoing payment default on the GNCU Loan by the deadline set forth in the demand to cure addressed to New Rise Reno dated March 3, 2025, and (3) the acceleration of the full unpaid balances of the GNCU Loan pursuant to GNCU’s rights under the loan documents relating to the GNCU Loan. The acceleration notice indicated that the amount owing as of August 5, 2025, excluding applicable fees, costs, and penalties, is $130,671,882. Subsequent to the notification, counsel for the Company and counsel for GNCU engaged in discussions regarding the notification, and on August 27, 2025, the Company, on behalf of New Rise Reno and GNCU entered into a Pre-Negotiation Letter outlining the terms under which the parties would engage in discussions for the purpose of entering into letter agreements, meetings, conferences, and written communications with respect to the outstanding default notice and balance due to GNCU. The Pre-Negotiation letter does not obligate any party to take any action with respect to the GNCU Loan and GNCU expressly reserved its rights under the loan documents relating to the GNCU Loan.

On August 27, 2025, the Company and New Rise Reno received a notice from GNCU withdrawing the August 6, 2025 notice of acceleration (the “Notice of Withdrawal”). Besides withdrawing the notice of acceleration, the Notice of Withdrawal specifies that GNCU does not withdraw, modify, or waive the notice of additional events of default and failure to timely cure ongoing payment default set forth in the August 6, 2025 notice of acceleration, which conditions remain in effect. GNCU also does not withdraw or modify the March 6, 2025 demand to cure.

If GNCU pursues one or more of its available remedies under the GNCU Loan, the notes and related loan documents and is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno, New Rise or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe under the GNCU Loan, such events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of GNCU taking possession of the facility and/or our assets, could result in a temporary or permanent cessation of our operations at the New Rise Reno production facility. Any of these results would have a material adverse effect on our business and financial condition and would materially impair our ability to execute our business plan. In addition, the existence of defaults under the GNCU Loan and the Ground Lease could make it more difficult to us to obtain financing on acceptable terms, or at all, which would materially impair our ability to execute our business plan.

XCF is in active discussions with GNCU to resolve the matters addressed in GNCU’s notice to New Rise Reno, including the possibility of a potential forbearance or modified loan payment schedule while XCF seeks and secures financing and ramps-up SAF production so as to generate sufficient cash flows from operations to be able to make payments under the GNCU Loan, including any past due loan payments and penalties. XCF is actively evaluating financing alternatives with other financial institutions and investors that would allow the re- financing of the GNCU Loan and the Ground Lease payments (as discussed below). However, there can be no assurance that we will be able to reach agreement with GNCU or Twain to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow us to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

Twain Ground Lease

New Rise Reno leases the land on which the New Rise Reno production facility is located pursuant to a ground lease evidenced by the Ground Lease effective as of March 29, 2022, between Twain, as the landlord and New Rise Reno, as the tenant. Pursuant to the Ground Lease, New Rise Reno is obligated to pay Twain base and supplemental rent quarterly in amounts set forth therein. The land was acquired by Twain from New Rise Reno pursuant to the terms of a Purchase and Sale Agreement dated as of March 29, 2022, by and between Twain, as the buyer and New Rise Reno, as the seller.

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of this filing, New Rise Reno has not made payment of the amounts demanded. As of September 19, 2025, the amount required to satisfy the amounts owing under the Ground Lease totaled $23,500,000, comprised of (i) $15,600,000 of lease payments and (ii) $7,900,000 of late fees and penalties.

Twain’s remedies in the case of an event to default under the Ground Lease include the right to terminate the lease, the right to bring an action to recover the amount of all unpaid rent earned as of the date of termination or in the amount of all unpaid rent for the balance of the term of the lease, and to seek any other amount necessary to compensate Twain for New Rise Reno’s failure to perform its obligations under the Ground Lease. Twain’s available remedies also include the right to take possession of, operate, and/or relet the premises. As discussed above regarding the GNCU Loan, Twain’s secured interests are subordinate to those of GNCU. If Twain were to exercise its possessory or foreclosure remedies under the Ground Lease, it would need to seek approval from and coordinate with GNCU, which in turn would need to consult with USDA. Alternatively, Twain could file a legal action against New Rise Reno, seeking all unpaid rent and damages.

If Twain pursues one or more of its available remedies under the Ground Lease and is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe under the Ground Lease, such events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of Twain taking possession of the facility and/or our assets, could result in a temporary or permanent cessation of our operations at the production facility. Any of these results would have a material adverse effect on our business and financial condition and would materially impair our ability to execute our business plan. In addition, the existence of defaults under the GNCU Loan and the Ground Lease could make it more difficult for us to obtain financing on acceptable terms, or at all, which would materially impair our ability to execute our business plan. In addition, the existence of defaults under the Ground Lease and the GNCU Loan could make it more difficult for us to obtain financing on acceptable terms, or at all, which would materially impair our ability to execute our business plan.

Twain Forbearance Agreement

On June 11, 2025, New XCF, New Rise Reno and Twain entered into a Forbearance Agreement (the “Twain Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies under the Ground Lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025, subject to certain conditions and exceptions provided in the Twain Forbearance Agreement. In consideration of Twain’s forbearance, New XCF issued 4,000,000 shares of New XCF Common Stock to Twain and use its reasonable best efforts to file a registration statement on appropriate form with the SEC to register the shares for resale. The net proceeds of any sale of these shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno to Twain.

As discussed above with respect to the GNCU Loan, XCF is actively evaluating financing alternatives with other financial institutions and investors that would allow the re-financing of the GNCU Loan and the Ground Lease payments. However, there can be no assurance that we will be able to reach agreement with GNCU or Twain to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow us to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

Southeast Related Indebtedness

As part of the acquisition of the Fort Myers and Wilson facilities, XCF assumed an unsecured debt of $2,200,000. As of the date of this filing, the Company is in default under certain of these unsecured loan agreements due to the non-payment of scheduled principal and/or interest amounts and although the holder hasn’t yet exercised its rights, it could call the note or take other action at any time. The affected loans have an aggregate principal balance of approximately $1,700,000 and interest payable of approximately $500,000 and carry maturities ranging from 2021 to 2024. No payments have been made as of the date of this filing on these obligations.

The Company is actively engaged in discussions with the affected lenders regarding potential amendments, forbearance arrangements, or restructuring of the outstanding obligations, but there can be no assurance that such discussions will result in a favorable outcome or a waiver of the existing defaults. As of the date of this filing, the lenders have not taken any formal enforcement actions.

These defaults could result in a range of adverse consequences, including but not limited to:

●	The acceleration of repayment obligations, at the lenders’ discretion,
●	The imposition of penalty interest rates or fees,
●	Restrictions on the Company’s ability to access future financing, and
●	Negative impacts on the Company’s credit profile and vendor relationships.

The Company’s ability to continue funding operations, meet upcoming working capital requirements, and pursue its strategic initiatives is dependent on resolving the loan defaults, securing additional financing, and/or generating sufficient cash flows from operations. The Company is exploring all available options to preserve liquidity, including equity financing, asset sales, or strategic partnerships.

Transaction with Focus Impact

On March 11, 2024, we entered into the Business Combination Agreement with Focus Impact BH3 Acquisition Company and certain of Focus Impact’s subsidiaries. Focus Impact is a special purpose acquisition corporation focused on amplifying social impact through the pursuit of a merger or business combination with socially forward companies. The transaction was structured as a merger of XCF and a wholly owned subsidiary of Focus Impact. After the completion of the transaction on June 6, 2025, XCF became a wholly owned subsidiary of New XCF which was subsequently renamed to XCF Global, Inc. and XCF Global, Inc. (the “Combined Company”) became a new publicly traded company on NASDAQ (Nasdaq: SAFX).

Pursuant to the terms of the Business Combination Agreement:

●	in connection with the completion of the New XCF Merger (i) each share of Focus Impact Class A common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the New XCF Merger was converted into the right to receive one share of New XCF Class A common stock, par value $0.0001 per share (“New XCF Common Stock”) (rounded down to the nearest whole share), (ii) each share of Focus Impact Class B common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the New XCF Merger was converted into the right to receive one share of New XCF Common Stock and (iii) each warrant of Focus Impact outstanding immediately prior to the effectiveness of the New XCF Merger was converted into the right to receive one New XCF Warrant, with New XCF assuming Focus Impact’s rights and obligations under the existing warrant agreement; and

●	in connection with the completion of the Company Merger, each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger was converted into the right to receive shares of New XCF Common Stock (rounded down to the nearest whole share) determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of New XCF Common Stock.

At the closing of the Business Combination, New XCF issued an aggregate of 142,120,364 shares of New XCF Common Stock to equity holders of XCF in exchange for their equity interests in XCF. Subsequent to the Closing, XCF Global, Inc. issued an additional 10,268 shares to account for final closing balances bringing to the total issued aggregate shares in connection with the closing of the Business Combination to be 142,130,632 shares of New XCF Common Stock. In addition, pursuant to certain non-redemption agreements between Focus Impact and certain Focus Impact stockholders (the “Non-Redeeming Stockholders”), the Non-Redeeming Stockholders received 389,359 shares of New XCF Common Stock at the closing of the Business Combination. An aggregate of 1,200,000 shares of New XCF Common Stock were also issued at the closing of the Business Combination to Polar Multi-Strategy Master Fund, pursuant to the terms of a subscription agreement, dated as of November 3, 2025, between Focus Impact and Polar Multi-Strategy Master Fund.

As of the closing of the Business Combination and after giving effect to the New XCF Merger and Company Merger, New XCF had approximately 149,300,000 shares of New XCF Common Stock outstanding. On a fully diluted basis, calculated using the treasury stock method and assuming the net exercise of all warrants that are in-the-money based on the closing price of Focus Impact on June 6, 2025, the fully diluted share count is approximately 157,800,000 shares. The fully diluted share count does not include any out-of-the-money warrants. This share count is provided solely for the purpose of estimating market capitalization and may differ from accounting treatment under GAAP or from other financial metrics used in our public filings.

Completion of the transaction was subject to customary closing conditions, including all requisite approvals by XCF stockholders and Focus Impact stockholders, the approval of the listing of the shares of New XCF common stock on either the NYSE or Nasdaq, and receipt of necessary consents and regulatory approvals, including HSR Act approval.

ELOC Agreement

On May 30, 2025, New XCF and XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (the “Investor”). Pursuant to the ELOC Agreement, following the completion of XCF’s previously announced business combination with BHAC, New XCF will have the right to issue and to sell to the Investor from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A Common Stock of New XCF, subject to the conditions set forth therein. As a commitment fee in connection with the execution of the ELOC Agreement, XCF has issued 740,000 shares of XCF’s common stock to the Investor, representing the expected number of shares of its common stock that will be equal to 500,000 shares of New XCF Class A Common Stock as of the closing of the business combination.

Helena Note

On May 30, 2025, New XCF, XCF, Randall Soule, in his individual capacity as a shareholder of XCF (“Soule”), and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan evidenced by the Helena Note, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena, representing the expected number of shares of XCF common stock that will be equal to 2,000,000 shares of New XCF Class A Common Stock as of the closing of the business combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Randall Soule agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena.

The Company and Mr. Soule entered into a letter agreement dated as of May 30, 2025 (the “Share Issuance Agreement”), pursuant to which the Company agreed to issue Mr. Soule 2,840,000 shares of XCF common stock in consideration for Mr. Soule’s transfer of an equal number of shares to Helena.

On July 10, 2025, New XCF and Helena entered into Amendment No. 1 to the Helena Note. Pursuant to Amendment No. 1, in exchange for a cash payment from Helena of $2,249,771, New XCF and Soule waived Helena’s obligation to return certain shares of the Company’s Class A Common Stock pursuant to Section 11.2 of the original Helena Note . New XCF and Soule agreed to amend the Share Issuance Agreement. Under the terms of the amendment, Soule has agreed to return to New XCF for cancellation of certain shares that had been issued to him pursuant to the Shares Issuance Agreement.

Polar Subscription Agreement

On November 3, 2023, Focus Impact BH3 Acquisition Company entered into the Polar Subscription Agreement under which Polar agreed to make capital contributions to the previous SPAC Sponsor. Pursuant to the Polar Subscription Agreement, the capital contribution shall be repaid to Polar by the Company within five (5) business days of the Company closing a business combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such business combination (the “Surviving Entity”) at a rate of one share of common stock for each ten dollars ($10.00) of the capital contribution that is funded. As of the date of this filing, the Company has not repaid Polar $1,200,000 of the assumed liability in connection with the closing of the business combination. The unpaid balance carries an interest rate of 120,000 shares per month that the amount remains outstanding. On June 28, 2025, XCF received notice from Polar that it was in technical default of the Polar Subscription Agreement.

The Company is actively engaged in discussions with the affected lenders regarding potential amendments, forbearance arrangements, or restructuring of the outstanding obligations, but there can be no assurance that such discussions will result in a favorable outcome or a waiver of the existing defaults. As of the date of this filing, the lenders have not taken any formal enforcement actions.

These technical defaults could result in a range of adverse consequences, including but not limited to:

●	The acceleration of repayment obligations, at the lenders’ discretion,
●	The imposition of penalty interest rates or fees,
●	Restrictions on the Company’s ability to access future financing, and
●	Negative impacts on the Company’s credit profile and vendor relationships.

The Company’s ability to continue funding operations, meet upcoming working capital requirements, and pursue its strategic initiatives is dependent on resolving the loan defaults, securing additional financing, and/or generating sufficient cash flows from operations. The Company is exploring all available options to preserve liquidity, including equity financing, asset sales, or strategic partnerships.

Results of Operations – for the three months ended March 31, 2025, and 2024

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Revenue	$—	$—
Operating expenses
Operating costs	1,546,865	653,226
General and administrative expenses	3,782,785	3,367,471
Professional fees	576,635	—
Total operating expenses	5,906,285	4,020,697
Loss from operations	(5,906,285)	(4,020, 697)

Other income (expenses)
Interest expense	(1,498,905)	—
Other income (expense), net	(62,011)	—
Total other income (expenses)	(1,560,916)	—

Net loss	$(7,467,201)	$(4,020,697)
Loss per common share, basic and diluted[1]	$(0.05)
Weighted average number of common shares outstanding, basic and diluted[1]	159,272,518

1.	The historical common equity structure was in the form of membership percentages, and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2025 will not present share or per share data.

During the three months ended March 31, 2025, and 2024, we had a net loss of $7,467,201 and $4,020,697, respectively.

Individual components of our results are discussed below:

Operating costs

We incurred $1,546,865 and $653,226 direct costs for the three months ended March 31, 2025, and 2024, respectively. Direct costs primarily consist of plant utilities, plant operating expenses and logistic and handling costs.

General and administrative expenses

We incurred $3,782,785 and $3,367,471 of general and administrative expenses during the three months ended March 31, 2025, and 2024, respectively. General and administrative expenses primarily consist of professional fees, payroll expenses, rent and other expenses. The expenses have increased due to a significant increase in the payroll cost during the three-month period ended March 31, 2025.

Professional fees

We incurred $576,635 of professional fees during the three months ended March 31, 2025. Professional fees primarily consist of legal fees, marketing consultancy and other consultancy expenses.

Interest expense

We incurred $1,498,905 and $0 of interest expense for the three months ended March 31, 20245 and 2024, respectively. Interest expense consists of interest incurred on our convertible promissory notes and notes payable and late fees on the notes payable. For the three months ended March 31, 2025, the Company entered into additional convertible promissory notes and incurred late fees on financial liability as compared to the three months ended March 31, 2024, resulting in additional interest expense being incurred during the period.

Other income (expenses), net

We incurred expenses of $62,011 and $0, respectively, for the three months ended March 31, 2025, and 2024, respectively. Other expenses primarily consist of a discount on notes issued.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to account for changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of March 31, 2025, we had a working capital shortage of $290,534,360 (current assets of $5,474,898 less current liabilities of $296,009,258). These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant capital to sustain operations and significant investments to execute its long-term business plan. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain debt or equity financing, especially if the Company experiences downturns, delays in production, or other operating disruptions in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from operations. Such additional debt or equity financing may not be available to the Company on favorable terms, if at all. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or paying dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.

Current cash and cash equivalents as of March 31, 2025, totaled $557,997. We do not believe cash on hand will be adequate to satisfy obligations in the ordinary course of business over the next twelve months. Management has assessed the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient funds to pay ongoing operating expenditures and meet its obligations over the next twelve months. Based on this assessment, there are material uncertainties about the business that may cast doubt about the Company’s ability to continue as a going concern. The Company historically was able to obtain certain bridge financing from a significant shareholder (GL Part SPV I, LLC) to fund its operations but there is no ongoing commitment or obligation to provide such financing in the future. The Company is currently actively seeking new sources of financing, which will enable the Company to meet its obligations for the twelve-month period from the date the financial statements were available to be issued. The financial statements do not give effect to any adjustments that are required to realize assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements. Such adjustments could be material.

The table below presents our cash flows during the three months ended March 31, 2025, and 2024, respectively:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net cash provided by (used in):
Operating activities	$(3,306,468)	$(3,821,029)
Investing activities	(1,150,996)	(2,540,274)
Financing activities	4,607,897	6,261,675
Net increase (decrease) in cash	$150,433	$(99,628)

Individual components of our cash flows are discussed below:

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2025, and 2024 was $(3,306,468) and $(3,821,029), respectively.

For the three months ended March 31, 2025, net cash provided by operating activities primarily consisted of an increase in related party payable, accounts payable, professional fees payable and accrued expenses of $700,001, $696,739, $557,110 and $2,056,993, respectively, partially offset by a net loss of $7,467,201 and an increase in related party receivable of $65,180.

For the three months ended March 31, 2024, net cash used in operating activities was $3,821,029. Net cash used in operating activities primarily consisted of a net loss of $4,020,697 and a decrease in related party receivable of $183,481 and an increase in prepaid expenses and other current assets of $26,541 offset by an increase in accounts payable and accrued expenses of $405,707 and $3,983, respectively.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2025, and 2024 was $1,150,996 and $2,540,274, respectively.

For the three months ended March 31, 2025, and 2024, net cash used in investing activities primarily consisted of net cash paid for construction in progress of $1,150,996 and 2,301,140, respectively.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2025, and 2024 was $,4,607,897 and $6,261,675, respectively.

During the three months ended March 31, 2025, net cash provided by financing activities primarily consisted of proceeds from member contribution of $4,387,000.

Net cash provided by financing activities during the three-month ended March 31, 2024, was $6,261,675. Net cash provided by financing activities consisted of proceeds from member contributions, proceed from related party note payable and proceed from borrowing of $4,905,675, $1,356,000 and $500,000, respectively, partially offset by repayment of borrowing of $500,000.

On February 14, 2024, XCF and GL entered into a note purchase agreement pursuant to which $1,210,383 of principal amount of prior loans were consolidated into one convertible promissory note issued by XCF in an equivalent principal amount, interest rate and conversion terms. GL subsequently exercised its right to convert the $1,210,383 of principal and $9,487 in accrued interest into 1,219,870 shares of XCF common stock.

On February 26, 2024, XCF and GL entered into a note purchase agreement pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL a convertible promissory note in principal amount of $600,000. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $1 per share. GL subsequently exercised its right to convert the $600,000 of principal and $164 in accrued interest into 600,164 shares of XCF common stock.

During Q4 2024, XCF entered into four note purchase agreements pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL, four promissory notes in principal amounts of $2,000,000, $1,000,000, $1,090,000, and $250,000. The unsecured convertible notes provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. GL subsequently exercised its right to convert the principal amounts of each note into 5,000,000 shares, 2,000,000 shares, 2,725,000 shares and 625,000 shares of XCF common stock, respectively, for each principal amount noted above. No interest was accrued on the principal amounts of the notes.

On January 14, 2025, XCF entered into two note purchase agreements pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL, two promissory notes in principal amounts of $200,000 and $138,333. The unsecured convertible notes provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. GL subsequently exercised its right to convert the principal amounts of each note into 500,000 shares and 345,833 shares, respectively, for each principal amount noted above. No interest was accrued on the principal amounts of the notes.

On January 14, 2025, XCF entered into a note purchase agreement with Sky MD, LLC (“Sky MD”) to which Sky MD agreed to purchase, and XCF agreed to sell and issue to Sky MD, a promissory note in principal amount of $138,333. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. Sky MD subsequently exercised its right to convert the principal amount of the note into 345,833 shares. No interest was accrued on the principal amount of the notes.

On January 14, 2025, XCF entered into a note purchase agreement with Focus Impact Partners, LLC (“Focus Impact Partners”) to which Focus Impact Partners agreed to purchase, and XCF agreed to sell and issue to Focus Impact Partners, a promissory note in principal amount of $150,000. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. Focus Impact Partners subsequently exercised its right to convert the principal amount of the note into 375,000 shares. No interest was accrued on the principal amount of the note.

On January 31, 2025, XCF and Innovativ Media Group, Inc. entered into a promissory note for $500,000. The promissory note bears interest of $100,000, payable on the earliest of March 31, 2025, unless extended by mutual written consent of XCF and Innovativ Media Group, Inc., or upon an event of default. In connection with the issuance of the promissory note, XCF issued 250,000 shares of its common stock to Innovativ Media Group, Inc.

On April 17, 2025, XCF and Innovativ entered into a first amendment to the Innovativ Promissory Note (the “Amended Innovativ Promissory Note”) whereby the payment terms of the note were amended to the earliest of (i) 10 business days from the date of XCF entering into a Qualified Financing Event and receiving proceeds therefrom, unless extended in writing by mutual consent of XCF and Innovativ, or (ii) an event of default (as specified in the Amended Innovativ Promissory Note), if such note is then declared due and payable in writing by Innovativ. A “Qualified Financing Event” under the Amended Innovativ Promissory Note means the closing of any transaction or series of related transactions, including without limitation any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000, and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations, including through a refinancing, recapitalization, debt-for-equity exchange, secured loan facility, or other similar financing arrangement; provided, however, that any such event shall not be deemed a Qualified Financing Event unless, following the closing of such transaction(s), XCF maintains a minimum cash balance of at least $3,000,000 in its primary operating bank account, and each of the foregoing conditions is fully satisfied without waiver or modification, except as may be expressly agreed to in writing by Innovativ and XCF. The Amended Innovativ Promissory Note also provides for additional one-time interest payment on the note at a fixed rate of 12% or $60,000, which amount is in addition to the interest already payable on the original note.

On February 13, 2025, XCF and GL entered into a promissory note (the “February 2025 Promissory Note”) for the gross principal amount of $1,200,000 with net proceeds from the note equal to $1,000,000. The February 2025 Promissory Note bears interest of $200,000, is unsecured, and, under its initial terms, payment of the February 2025 Promissory Note was due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to XCF, unless extended in writing by mutual consent of XCF and GL or (ii) an event of default (as specified in the February 2025 Promissory Note), if such note is then declared due and payable in writing by GL. In connection with the issuance of the February 2025 Promissory Note, XCF issued 200,000 shares of its common stock to GL.

Subsequent Financing Transactions

On April 17, 2025, XCF and GL entered into a first amendment to the February 2025 Promissory Note (the “Amended February 2025 Promissory Note”) whereby the payment terms of the note were amended to the earliest of (i) 10 business days from the date of XCF entering into a Qualified Financing Event (as defined below) and receiving proceeds therefrom, unless extended in writing by mutual consent of XCF and GL, or (ii) an event of default (as specified in the Amended February 2025 Promissory Note), if such note is then declared due and payable in writing by GL. A “Qualified Financing Event” under the Amended February 2025 Promissory Note means the closing of any transaction or series of related transactions, including without limitation any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000 and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations, including through a refinancing, recapitalization, debt-for-equity exchange, secured loan facility, or other similar financing arrangement; provided, however, that any such event shall not be deemed a Qualified Financing Event unless, following the closing of such transaction(s), XCF maintains a minimum cash balance of at least $3,000,000 in its primary operating bank account, and each of the foregoing conditions is fully satisfied without waiver or modification, except as may be expressly agreed to in writing by GL and XCF.

On April 17, 2025, XCF and GL entered into a promissory note (the “April 2025 Promissory Note”) for the gross principal amount of $2,500,000. The April 2025 Promissory Note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of XCF entering into a Qualified Financing Event and receiving proceeds therefrom unless extended in writing by mutual consent of XCF and GL, or (ii) an event of default (as specified in the April 2025 Promissory Note), if such note is then declared due and payable in writing by GL. A “Qualified Financing Event” under the April 2025 Promissory Note means the closing of any transaction or series of related transactions, including without limitation any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000, and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations, including through a refinancing, recapitalization, debt-for-equity exchange, secured loan facility, or other similar financing arrangement; provided, however, that any such event shall not be deemed a Qualified Financing Event unless, following the closing of such transaction(s), XCF maintains a minimum cash balance of at least $3,000,000 in its primary operating bank account, and each of the foregoing conditions is fully satisfied without waiver or modification, except as may be expressly agreed to in writing by GL and XCF. In connection with the issuance of the April 2025 Promissory Note, XCF will issue 5,000,000 shares of its common stock upon confirmation of either assignment of the shares by GL to a third party or GL’s compliance with the Hart-Scott-Rodino Antitrust Improvements Act. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact BH3 Acquisition Company (“Focus Impact”), the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing.

Narrow Road Capital Note

On May 1, 2025, XCF and Narrow Road Capital, Ltd. entered into a promissory note (the “Narrow Road Note”) for the gross principal amount of $700,000. The Narrow Road Note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Narrow Road Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Narrow Road Note, the holder has the right, but not the obligation, to elect to receive up to 280,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Narrow Road Note in full, or (ii) six (6) months from issuance of the Narrow Road Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing. On September 10, 2025 Narrow Road elected the right to receive the remaining outstanding 279,500 shares associated with the note which were convertible into 191,813 shares of XCF Global, Inc. subsequent to XCF’s merger with Focus Impact BH3 Acquisition Company.

Cribb Note

On May 14, 2025, XCF and Gregory Segars Cribb entered into a promissory note (the “Cribb Note”) for the gross principal amount of $250,000. The Cribb Note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Cribb Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Cribb Note, the holder has the right, but not the obligation, to elect to receive up to 100,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Cribb Note in full, or (ii) six (6) months from issuance of the Cribb Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing. On September 10, 2025 Gregory Segars Cribb elected the right to receive the remaining outstanding 99,500 shares associated with the note were convertible into 68,214 shares of XCF Global, Inc. subsequent to XCF’s merger with Focus Impact BH3 Acquisition Company.

ELOC Agreement

On May 30, 2025, New XCF and XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (the “Investor”). Pursuant to the ELOC Agreement, following the completion of XCF’s previously announced business combination with BHAC, New XCF will have the right to issue and to sell to the Investor from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A Common Stock of New XCF, subject to the conditions set forth therein. As a commitment fee in connection with the execution of the ELOC Agreement, XCF has issued 740,000 shares of XCF’s common stock to the Investor, representing the expected number of shares of its common stock that will be equal to 500,000 shares of New XCF Class A Common Stock as of the closing of the business combination.

Helena Note

On May 30, 2025, New XCF, XCF, Randall Soule, in his individual capacity as a shareholder of XCF (“Soule”), and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan evidenced by the Helena Note, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena, representing the expected number of shares of XCF common stock that will be equal to 2,000,000 shares of New XCF Class A Common Stock as of the closing of the business combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Randall Soule agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena.

The Company and Mr. Soule entered into a letter agreement dated as of May 30, 2025 (the “Share Issuance Agreement”), pursuant to which the Company agreed to issue Mr. Soule 2,840,000 shares of XCF common stock in consideration for Mr. Soule’s transfer of an equal number of shares to Helena.

On July 10, 2025, New XCF and Helena entered into Amendment No. 1 to the Helena Note. Pursuant to Amendment No. 1, in exchange for a cash payment from Helena of $2,249,771, New XCF and Soule waived Helena’s obligation to return certain shares of the Company’s Class A Common Stock pursuant to Section 11.2 of the original Helena Note . New XCF and Soule agreed to amend the Share Issuance Agreement. Under the terms of the amendment, Soule has agreed to return to New XCF for cancellation of certain shares that had been issued to him pursuant to the Shares Issuance Agreement.

EEME Energy

On July 29, 2025, subsequent to XCF’s merger with Focus Impact BH3 Acquisition Company, XCF Global Inc. and EEME Energy SPV I LLC (“EEME Energy”) entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Convertible Note Purchase Agreement, the Company also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of the Company’s Class A Common Stock as it relates to the arrangement fee and 200,000 of the Company’s Class A Common Stock as it relates to the advisory fee. EEME Energy has elected to convert the  in aggregate $6,000,000 of the Convertible Promissory Note  (including any interest accrued thereon) into shares of common stock of XCF Global, Inc.

Contractual Obligations

New Rise has a long-term obligation of $112,580,00 with Twain as part of failed sales and leaseback transaction. The Company has a long-term financial liability of $132,776,841 related to a real estate lease arrangement. There is no other long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Quantitative and Qualitative Disclosures about Market Risk

Our board of directors have overall responsibility for the establishment and oversight of our risk management policies on an annual basis. Management identifies and evaluates our financial risks and is charged with the responsibility of establishing controls and procedures to ensure financial risks are mitigated in accordance with the approved policies.

Our financial instruments consist of cash, related party receivables, accrued expenses and other current liabilities, related party payables, notes and interest payable, certain convertible notes payable, and professional fees payable. The fair value of our financial instruments approximates their carrying value due to the short-term nature of the financial instruments.

Our risk exposures are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets, including cash. Our financial asset with maximum exposure to credit risk is subscription receivable. We hold cash with a major financial institution therefore minimizing our credit risk related to cash.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet financial obligations as they fall due. We manage liquidity by maintaining adequate cash balances and by raising equity financing. We have no assurance that such financings will be available on favorable terms in the future. In general, we attempt to avoid exposure to liquidity risk by obtaining corporate financing through the issuance of shares.

As of March 31, 2025, we had cash of $557,997 to settle current liabilities of $296,009,898 which fall due for payment within twelve months of the balance sheet date.

Refer to “Liquidity and Capital Resources” for further discussion of liquidity risk and the measures we are taking to mitigate this risk.

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or value of holdings or financial instruments. As of March 31, 2025, we had cash of $557,997 denominated in US dollars, which we believe does not have significant market risk exposure. Our Southeast Convertible Note and other promissory notes have a fixed interest rate; therefore, we are not exposed to market risk for changing interest rates.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for the period presented in our financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Capital Management

Capital is comprised of our stockholders’ equity and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our stockholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor its capital, but rather we rely on our management’s expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable. We are not subject to externally imposed capital requirements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended March 31, 2025, and December 31, 2024, no impairment expense was recognized.

Income Taxes

The Company’s income tax policy is considered critical due to the significant judgment required in evaluating deferred tax assets, assessing valuation allowances, and estimating liabilities for uncertain tax positions. Management regularly reviews the realizability of deferred tax assets and adjusts valuation allowances accordingly. The Company also evaluates tax positions taken in filed returns and records reserves where appropriate.

Off-balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Combined Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of the Business Combination, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common equity held by non-affiliates exceeds $700,000,000 as of the last business day of our prior second fiscal quarter.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of material weaknesses in internal controls discussed below.

For XCF, the following material weaknesses, which were discovered to be material during 2023 and 2024, were present at December 31, 2024: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes. As of March 31, 2025, none of these items have been remediated. Our remediation plans regarding the material weaknesses are addressed below.

The Company is in the process of integrating New Rise into its overall internal control framework. New Rise had the following material weaknesses, which were discovered to be material in 2023 and 2024; (a) no functioning audit committee and (b) lack of segregation of duties within the accounting function and (c) inability to identify related parties and (d) inappropriate design and operation of IT general controls. As of December 31, 2024, the Company has remediated material weakness (c) inability to identify related parties by implementing a centralized process for reporting and tracking all related parties. The Company has also put in place a related party transaction policy and will require officers, directors and significant shareholders to certify related party relationships annually.

Remediation of Material Weaknesses.

Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weaknesses and is implementing additional processes and controls to address the underlying causes associated with the material weaknesses described above. These efforts include:

●	To alleviate the lack of a formal journal entry review and approval process, the Company will be implementing Oracle NetSuite. We plan to utilize workflow steps to ensure all journal entries are reviewed and approved before posting to the general ledger.
●	To alleviate the lack of a formal risk assessment process and lack of functioning audit committee, post Business Combination, the Company will establish a formalized governance program and implement an appropriate risk assessment process at the board level. An Audit Committee has been established subsequent to the date of the condensed consolidated financial statement and will be evaluated in the following reporting period.
●	To alleviate the material weakness that controls were not designed to ensure the financial reporting process operates effectively, the Company has hired outside consultants to assist with technical accounting and SEC reporting, and management has hired experienced accounting and finance personnel to strengthen the internal accounting function.
●	To alleviate the material weakness related to IT general controls, the Company is in the process of implementing Oracle NetSuite. The Company will also design and implement IT general controls related to the Company’s financial reporting processes.
●	To alleviate the errors related to deferred taxes, the Company has hired outside tax consultants to assist with the preparation of the tax provision. These additional resources along with the new internal personnel hired will help ensure proper presentation and disclosure of taxes in the consolidated financial statements.
●	To alleviate the lack of segregation of duties within the accounting function, the Company will hire additional accounting personnel and implement Oracle NetSuite to configure workflow approvals to address segregation of duties in the accounting processes

As we progress through these remediation efforts, management is actively involved in ongoing assessments and reviews, with oversight from the audit committee of our Board of Directors. Whenever additional enhancements are needed to further improve the control environment and address material weaknesses, we perform assessments to determine their overall impact. We believe that these actions, collectively, will remediate the material weaknesses identified. However, we will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. The following are the material risk factors that affect us of which we are currently aware. In addition to the risks and uncertainties described below, additional risks and uncertainties are also described elsewhere in this report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition.

Risks Relating to Our Operations, Business and Industry

We have not obtained sufficient funding to execute our business plan and will need to raise substantial additional funding to meet our financial obligations and fund our operations and business plan; we cannot assure you that such funding will be available to us on acceptable terms, or at all. In addition, we have identified conditions that raise substantial doubt about our ability to continue as a going concern.

Implementing our business plan and meeting our current and anticipated financial obligations will require us to obtain sufficient financing. As of the date of this filing, we have not yet secured sufficient financing to fund either the near-term or long-term implementation of our business plan or meet all of our current financial obligations. If we are unable to obtain sufficient financing for these needs, we may be limited in our ability to implement our business plan in a timely manner or may need to delay or modify certain important elements of our plan, which would have a material adverse effect on our business and results of operations. We cannot assure you that sufficient financing will be available to us on favorable terms, or at all.

If we are successful in raising additional funds by issuing equity securities or securities convertible into or exchangeable for equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If we are able to secure debt financing, the terms of any debt arrangements may include restrictive covenants or other terms that may impose burdens on our ability to operate.

New XCF’s cash and cash equivalents as of March 31, 2025, on a consolidated basis, totaled $557,997. Based on our losses to date and limited cash resources, our management has identified substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and meet financial obligations over the next twelve months. Other than financing available under the ELOC Agreement, we have no ongoing commitment from any source of capital to provide financing to us in the future, and such available financing is not expected to be sufficient, either on its own or along with cash flow generated from our operations, to fund our operations, existing commitments and implementation of our business plan.

The substantial doubt as to our ability to continue as a going concern could limit our ability to obtain additional financing. In addition, the perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability and the ability of our subsidiaries to meet our and their contractual obligations.

If we are unable to continue as a going concern, either we, or our subsidiaries, or both may be forced to liquidate assets and the values received in a liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The financial statements included in this report do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets that might result from the outcome of this uncertainty and have been prepared on a basis that assumes that we will continue as a going concern, as described in the notes to the financial statements included elsewhere in this report.

Our New Rise Reno production facility was recently converted to produce SAF and has experienced production issues in both renewable diesel and SAF production that we are working to resolve. We currently expect SAF production could resume as early as the first quarter of 2026, although we cannot assure you when SAF production will resume, or when or whether the Reno production facility will be able to operate at full capacity. Any delay beyond the first quarter of 2026 in our ability to resume SAF production and/or any delay in our ability in reaching or sustaining full capacity for SAF or renewable diesel production will adversely affect our revenues and profitability.

XCF’s current production facility in Reno, Nevada was converted to SAF production in October 2024 and began initial production of SAF and renewable naphtha (a byproduct in SAF production) in February 2025. First deliveries of neat SAF and renewable naphtha produced at New Rise Reno began in March 2025 under our existing Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). Through March 31, New Rise Reno produced, in aggregate, approximately 600,000 gallons of neat SAF and renewable naphtha.

During the initial phase of production ramp-up of SAF, the Reno production facility operated at approximately 50% capacity for SAF. Our New Rise Reno team has been reviewing the catalyst processing for SAF to meet nameplate capacity. While ramp-up processes are being undertaken and until final plant acceptance, management has made the determination to temporarily produce renewable diesel which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, and without any additional modifications to the facility. New Rise Reno has sold and is expected to continue selling the renewable diesel to Phillips 66 under the P66 Agreement.

Since the initial production of renewable diesel, our Reno production facility has experienced repeated maintenance-related downtime that has required additional maintenance capital expenditures and other unanticipated operating expenses. These disruptions have limited our ability to operate at expected levels and delayed our efforts to achieve full production capacity. Although management has taken steps to address these issues, there can be no assurance as to when or whether the Reno facility will consistently operate at or near 100% production capacity for renewable diesel. Continued downtime, additional maintenance requirements, or the inability to achieve stable full-capacity operations could materially and adversely affect our revenues, profitability, and liquidity.

We currently expect to resume SAF production as early as the first quarter of 2026, although we cannot assure you when SAF production will resume, and when it does resume, when or whether the Reno production facility will be able to produce SAF at full capacity. Any delay beyond the first quarter of 2026 in our ability to resume SAF production and/or any delay in our ability to operate the Reno production facility at full nameplate capacity for SAF production will adversely affect our revenues and profitability.

We currently plan to construct additional renewable fuels production and/or SAF-related infrastructure facilities in Nevada, Florida and North Carolina. If construction of additional production facilities is delayed or any of the production facilities do not perform as we expect once construction has been completed and commercial production has begun, our business and prospects will suffer.

Our growth plan includes the construction of an additional SAF production facility in Reno (“New Rise Reno 2”) adjacent to our existing New Rise Reno facility, and the further build-out and reconstruction of our acquired production facilities in Fort Myers, Florida (“Fort Myers”) and Wilson, North Carolina (“Wilson”), to produce SAF, renewable fuels and/or associated SAF-related infrastructure.

The completion of these projects will require significant additional funding that may not be available on terms acceptable to us, or at all. In addition, if adequate funding is available, completion of these projects are subject to risks typically associated with large capital projects, including the need to identify and contract with capable engineering and construction firms and obtain necessary regulatory approvals and permits, and the risks of unanticipated cost overruns or delays in project completion due to increases in costs of construction materials, labor and other expenses, delays resulting from supply chain disruptions, permitting, severe weather, natural disasters, work stoppages or labor disputes, and similar factors. New Rise Reno 2 is anticipated to have estimated construction costs of $300,000,000 and will take approximately 28 months to complete from the date construction commences. We anticipate beginning construction in 2025 with SAF production to begin around 2026. The Company currently owns dormant biodiesel plants located in Fort Myers, Florida and Wilson, North Carolina that it intends to further build-out and reconstruct to SAF, renewable fuels and/or associated SAF-related infrastructure. If both Fort Myers and Wilson are reconstructed to produce SAF, it is expected to take approximately 36 months to complete from the date construction commences with anticipated construction costs of approximately $350,000,000 per site. We have not yet identified financing for construction of these additional sites, but anticipate financing these construction projects through both debt and equity financing in the future. Once completed, the ability of these facilities to meet our performance expectations is subject to the risks inherent in converted and newly-constructed production facilities, including failure of the facilities to meet permitting or health and safety standards and failure of the facilities to produce a SAF product to our specifications. In addition, the additional financial contribution we expect from these additional production facilities, once they are brought online, is based on assumptions and estimates made without the benefit of any operating history for these facilities producing commercial quantities of SAF.

If we are unable to complete these projects at their expected costs or in a timely manner, or if these facilities fail to perform as we expect once they are completed, our ability to generate revenue on our anticipated schedule and at the levels we expect will be impaired and our financial condition, results of operations, or cash flows could be materially and adversely affected. Further, if these additional facilities do not produce the anticipated financial contributions, our business and prospects will suffer.

If we are unable to resolve New Rise Reno’s dispute with its landlord with regard to its ground lease for the New Rise Reno production facility, and the landlord is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe under the ground lease, such events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of the landlord taking possession of the facility and/or the related assets, could result in a temporary or permanent cessation of our operations at the production facility.

Our existing New Rise Reno production facility is currently our only operating production facility and sole source of revenue from renewable fuels production, and New Rise Reno leases the land on which the New Rise Reno production facility is located pursuant to a ground lease. The landlord under the ground lease has provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the ground lease for its failure to make certain payments that are due and owing thereunder. The landlord’s remedies in the case of an event of default include, among other things, the right to terminate the ground lease, the right to bring an action to recover the amount of all unpaid rent earned as of the date of termination or in the amount of all unpaid rent for the balance of the term of the lease, and the right to take possession of, operate, and/or relet the premises.

If the landlord pursues one or more of its available remedies under the ground lease and is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe under the ground lease, any one or combination of these events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of the landlord taking possession of the facility and/or related assets, could result in a temporary or permanent cessation of our operations at the New Rise Reno production facility. Any of these results would have a material adverse effect on our business and financial condition, and would materially impair our ability to execute our business plan. In addition, the existence of a default under the ground lease could make it more difficult for us to obtain financing on acceptable terms, or at all, which would materially impair our ability to execute our business plan.

If we are unable to resolve New Rise Reno’s dispute with its primary lender with respect to loans outstanding that were used in the development of the New Rise Reno facility, and the lender is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe to the lender, such events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of the lender taking possession of the facility and/or the related assets, could result in a temporary or permanent cessation of our operations at the production facility.

Our existing New Rise Reno production facility is currently our only operating production facility and sole source of revenue from renewable fuels production. The New Rise Reno facility’s development was financed through bank loans, and the lender has provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the loans for its failure to make certain payments that are due and owing thereunder.

By letter dated August 6, 2025 from counsel to the lender to New Rise Reno, the lender notified New Rise Reno of (1) additional events of default under the existing loan documents relating to the loan, (2) failure to timely cure the ongoing payment default by the deadline set forth in the demand to cure addressed to New Rise Reno dated March 3, 2025, and (3) the acceleration of the full unpaid balances of the loan pursuant to the lender’s rights under the loan documents. The acceleration notice indicated that the amount owing as of August 5, 2025, excluding applicable fees, costs, and penalties, is $130,671,882.10. Subsequent to the notification, our counsel and counsel for the lender engaged in discussions regarding the notification, and on August 27, 2025, we, on behalf of New Rise Reno, and the lender entered into a Pre-Negotiation Letter outlining the terms under which the parties would engage in discussions for the purpose of entering into letter agreements, meetings, conferences, and written communications with respect to the outstanding default notice and balance due to the lender. The Pre-Negotiation letter does not obligate any party to take any action with respect to the loan and the lender expressly reserved its rights under the loan documents.

On August 27, 2025, we, alongside New Rise Reno, received a notice from the lender withdrawing the August 6, 2025 notice of acceleration (the “Notice of Withdrawal”). Besides withdrawing the notice of acceleration, the Notice of Withdrawal specifies that the lender does not withdraw, modify, or waive the notice of additional events of default and failure to timely cure ongoing payment default set forth in the August 6, 2025 notice of acceleration, which conditions remain in effect. The lender also does not withdraw or modify the March 6, 2025 demand to cure.

The lender’s remedies in the case of an event of default include, among other things, include acceleration of the unpaid principal amount of the loans, and/or possession, control, sale, and foreclosure on any collateral, including all rights and interests in and to the real property on which the New Rise Reno production facility is located (including any after-acquired fixtures, equipment and improvements to the production facility).

If the lender pursues one or more of its available remedies under the loans and is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe under the loans, any one or combination of these events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of the lender taking possession of the facility and/or related assets, could result in a temporary or permanent cessation of our operations at the New Rise Reno production facility. Any of these results would have a material adverse effect on our business and financial condition, and would materially impair our ability to execute our business plan. In addition, the existence of a default under the loans could make it more difficult to us to obtain financing on acceptable terms, or at all, which would materially impair our ability to execute our business plan.

We are involved in active discussions with the lender to resolve these matters, including the possibility of a potential forbearance or modified lease payment schedule while we seek and secure financing and ramp-up production so as to generate sufficient cash flows from operations to be able to make payments under the loans. However, we cannot assure you that we will be able to reach agreement with the lender to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow us to re-finance the loans and also execute our business plan.

Our management team does not have experience in the construction of SAF production facilities and has only limited experience in the operation of a renewable fuels business, and will depend on services provided by service providers, including a company controlled by the our largest stockholder, to manage the conversion and operation of existing production facilities, the construction of new production facilities and certain critical operating functions.

As of the date of filing of this report, our management team has managed the conversion of New Rise Reno to SAF production but has not managed the construction or conversion of additional renewable fuel production facilities, including facilities producing SAF. On January 2, 2024, we entered into a contract with Encore DEC LLC, one of the EPC companies that was subcontracted to build New Rise Reno, to manage the conversion of the facility to SAF. We intend to enter subsequent contracts with Encore to manage the conversion of our other production facilities and the construction of our new production facilities. In addition, prior to the fourth quarter of 2024, New Rise Reno utilized a qualified service provider to provide operating and maintenance services. In the future, we may elect to use a service provider to provide operating and maintenance services at our additional production facilities when those facilities come online. Encore is a company 100% controlled by Randy Soule, who is our largest stockholder. Although Encore has constructed fuel production facilities in the past and completed the conversion of the New Rise Reno production facility to SAF production, Encore has not constructed a new SAF production facility or converted other existing production facilities to SAF production. Accordingly, we cannot be certain that we will be able to produce SAF on our expected time schedule, or in an economic manner in commercial quantities or that we will be able to successfully manage the other key aspects of the business, including obtaining feedstocks, entering into offtake arrangements, managing customer and supplier relationships, managing environmental, health and safety matters and other aspects of a renewable fuel business. If we are unable to produce SAF economically on a commercial scale or in commercial volumes, or we are unable to manage other key aspects of our business, our business, financial condition, results of operations and prospects will be materially and adversely affected, which could significantly reduce the value of our securities.

Our financial results are largely affected by the relationship, or margin, between the prices at which we sell renewable diesel and SAF and the prices of feedstocks used in manufacturing renewable diesel and SAF.

The cost of feedstocks and the prices at which we can ultimately sell renewable diesel and SAF depend on numerous factors beyond our control, including supply and demand, which are subject to, among other things, production levels, competition, industry acceptance and use of renewable diesel and SAF, economic factors impacting end-users of renewable diesel and SAF, and governmental policies and regulation. The prices for feedstocks can fluctuate based on global, regional and local market conditions, and the prices of some of these feedstocks can be cyclical and volatile which can reduce margins and have a significant impact on our revenues, operating income and cash flows. We do not produce our own feedstocks and must purchase all of the feedstocks we require to produce renewable diesel and SAF.

On May 23, 2017, New Rise Reno entered into a supply and offtake agreement with Phillips 66 (the “P66 Agreement”) whereby Phillips 66 Company (“Phillips 66”) would sell to New Rise Reno 100% of the feedstocks required for the production of renewable diesel at the New Rise Reno facility and purchase from New Rise Reno 100% of the renewable diesel produced at the facility, in both cases which is expected to be approximately 2,000 barrels per day; renewable diesel is a biofuel that is chemically equivalent to petroleum diesel and can be used as a “drop-in fuel” which means it can be used in existing diesel engines without the need for modification. Under terms of the agreement, feedstock is supplied to New Rise Reno at spot pricing plus transportation, terminal, and logistics expenses plus a per gallon fixed fee. For the sale of renewable diesel, Phillips 66 purchases 100% of the renewable diesel at a price per gallon based on current index prices for renewable diesel and other tax-based credits.

In May 2024, New Rise Reno and Phillips 66 entered into an addendum to the P66 Agreement, with an initial term of five years from the commencement date of September 1, 2024, that extends the supply and offtake agreement to include feedstocks for renewable products and the sale of renewable products produced by New Rise Reno to Phillips 66. Under the amended terms of the agreement, the terms of the feedstock price remain unchanged to the original agreement and P66 will charge New Rise Reno for transportation and logistics costs, and terminal, storage, blending and distribution fees to bring the renewable products to market. At the end of the initial five-year term, the agreement shall automatically renew for two successive additional periods of five years, unless otherwise terminated according to the terms, bringing the total duration of the agreement to a potential term of 15 years. At present, this is the only supply and offtake agreement for our current or planned production facilities. Other than the P66 Agreement, XCF and New Rise Reno do not have other feedstock supply or SAF off-take agreements in place.

As a result, we cannot control the cost of these feedstocks, and we could underestimate feedstock pricing and volume requirements. These uncertainties could significantly affect our costs and our gross margin. We currently have an agreement with a third party to supply all of our non-food feedstocks for our New Rise Reno facility, and while that agreement helps ensure the availability of feedstocks, the price we pay is based on a mark-up of the spot price paid by the supplier to acquire the feedstocks. Although we believe that our production process can work with multiple types of feedstocks in the event that prices of specific feedstocks fluctuate, we have not produced SAF using non-food feedstocks and cannot guarantee that feedstocks are interchangeable for the production of SAF without requiring significant alterations to our production processes. As part of our business plan, we intend to try to mitigate these risks by vertically integrating our feedstock supply chain. However, until we are able to implement this intended vertical integration, we will be subject to these and other risks associated with obtaining feedstock from third parties. In addition, we may not be able to implement the intended vertical integration or implement it to a degree where we are no longer substantially dependent on outside sources of feedstock supply.

Our revenues and financial results will be largely affected by the prices at which we sell SAF, and volatility in the market price for SAF could have a material adverse effect on our financial condition and results of operations.

SAF is intended to replace or be mixed with petroleum-based conventional jet aviation fuel. Conventional jet aviation fuel is a commodity product produced by many companies, and its pricing is largely determined in the commodities markets, with readily observable pricing. In addition, prices of conventional jet fuel have been subject to fluctuations over time, some of which have been significant. SAF is a newer jet aviation fuel for which there is no established commodities market and, accordingly, pricing of SAF is currently opaque. If we are unable to sell SAF at a premium to the price of conventional jet aviation fuel, or if the price at which we are able to sell SAF is subject to volatility that reduces our margins, then our revenues and profitability will likely be negatively affected.

The price of our SAF product relative to the price of petroleum-based conventional jet aviation fuel may affect our revenues and profitability.

Our revenue and profitability forecasts include, among other things, assumptions regarding the price at which our SAF product will be sold and our cost of feedstocks used in the production of SAF. Although we believe the aviation industry is committed to using SAF in addition to petroleum-based conventional jet aviation fuel, and government programs and concerns about the environmental impact of the use of conventional jet aviation fuel will encourage or possibly mandate SAF use, the price of SAF relative to the price of conventional jet aviation fuel will likely affect end-users’ willingness to purchase SAF at prices and in quantities that are consistent with our expectations.

As the SAF market is relatively new, well-established publicly available benchmarks and indices relating to current or historical SAF pricing are not yet readily accessible. Further, to date, there is no derivatives market which could imply the price of SAF at any date in the future. Due to the lack of observable market inputs, we have taken a more active approach to price discovery. Our assumptions regarding the price of SAF are primarily based on conversations with other market participants, including airlines and commercial aviation groups. While we utilize inputs from these market participants, we also test pricing levels through negotiations with potential buyers of the SAF we plan to produce. We believe that SAF currently and historically has sold at a premium to conventional jet fuel due to the higher cost of production, as well as the measurable value of the sustainability attributes of the fuel, also referred to as the “green premium.”

Our cost of production is driven by the cost of feedstocks. The hydrotreated esters and fatty acids (“HEFA”) pathway, the production method in place at New Rise Reno, uses certain fats, oils, and greases as feedstocks which, as per the spot commodity markets, are more expensive than conventional jet fuel. The HEFA pathway is a process for refining vegetable oils, waste oils, or fats into SAF through hydroprocessing, which removes sulfur, oxygen, nitrogen and metals from the feedstock. As long as SAF production relies on these feedstocks, we believe the price differential between SAF and conventional jet fuel will continue. Demand for the sustainability attributes of the fuel has increased in part from corporate sustainability goals for reducing greenhouse gas (“GHG”) emissions. As each unit of SAF represents a reduction in GHG or CO2 relative to conventional jet fuel, use of SAF can generate measurable progress towards achieving such sustainability goals. As long as there is demand for sustainability, we believe the “green premium” will persist and will continue to support a higher selling price for SAF.

If there are decreases in the price of traditional petroleum-based jet aviation fuel or the value ascribed to sustainability or environmental attributes related to SAF decrease, we may be required to reduce our SAF prices to remain competitive in the marketplace which may negatively impact our profitability.

If the availability of the feedstocks that will be used in our renewable diesel and SAF production declines or competition for those feedstocks increases, we may experience delayed or reduced production or be required to attempt to raise the prices of our renewable diesel and SAF product, either of which could reduce the demand for our renewable diesel and SAF products and our revenues.

Production of our renewable diesel and SAF product will require large volumes of feedstocks. We cannot predict the future availability of any of the types of feedstocks we intend to use in the production of renewable diesel and SAF necessary to produce products using our process technologies. We may rely on a feedstock supply chain that involves both domestic and international sources, where, in many instances, feedstock may need to be transported a significant distance to reach our production facilities. As a result, our feedstock supply chain may be subject to a variety of potential disruptions, including freight handling and logistics failures, labor shortages or disruptions, adverse weather conditions, natural disasters and road, rail and other infrastructure failures. Although we intend to develop a diverse pool of feedstock suppliers to attempt to mitigate these risks, we cannot assure you that we will be successful in doing so or that the use of multiple feedstock suppliers will sufficiently mitigate these risks. The supply of feedstocks also might be impacted by other factors, including increased competition from other users of feedstocks producing renewable fuels or using these feedstocks for other purposes, increases in the number of renewable diesel and SAF producers or the volume of renewable diesel and SAF being produced by current producers or government policies and subsidies. The number of renewable fuels production facilities that are currently in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to satisfy demand. Declines in the availability of the types of feedstocks we intend to use to produce renewable diesel and SAF could cause delays, reductions in production, or increases in costs. These effects would result in reduced revenue and margin, and could also make it necessary for us to try to increase the price of our renewable diesel and SAF product in order to maintain or increase our margin, which could reduce demand for our renewable diesel and SAF product if customers are unwilling to pay the higher price. We believe that there is little or no correlation between the cost of feedstock and the market price of renewable diesel and SAF and, therefore, we do not think it is likely that we will be able to pass along increased feedstock costs to our customers in most cases. Under the P66 Agreement, Phillips 66 will provide us with all of our feedstock requirements for New Rise Reno. Although that arrangement reduces some of our feedstock supply risk, we are subject to the risk that our supplier does not meet its contractual obligations or that the pricing terms of the contract adversely affect our margins. In addition, that agreement applies only to our existing New Rise Reno production facility, and we will need to arrange for other sources of feedstock supply when we bring additional renewable diesel and SAF production facilities online.

Currently, the P66 Agreement includes the obligation for Phillips 66 to provide and New Rise Reno to purchase 100% of the feedstocks required for the production of renewable diesel and SAF at the New Rise Reno facility. In addition to securing feedstock from Phillips 66, our business plan anticipates that we will vertically integrate our feedstock supply chain in an attempt to manage both the availability and the cost of feedstocks in the future. However, until we are able to implement the intended vertical integration, we will be subject to these and other risks associated with obtaining feedstock from third parties such as Phillips 66, and our efforts to vertically integrate may not be successful.

We are currently dependent on one counterparty for all of our feedstock requirements and for the purchase of all of the renewable diesel and SAF we produce. Although we are pursuing feedstock supply and offtake arrangements with other counterparties to ensure that we have both adequate sources of feedstock and buyers for the renewable diesel and SAF we produce, if we are unable to enter into additional feedstock supply and offtake agreements, we may not achieve our expected revenue targets and our results of operations and financial condition could be materially and adversely affected.

We currently have a supply and offtake agreement with Phillips 66 through which Phillips 66 has agreed to supply all of our non-food feedstock for our existing New Rise Reno production facility. We intend to purchase 100% of the feedstock for the New Rise Reno facility from Phillips 66 until we are able to identify additional sources of feedstock. At present, we do not have any other suppliers of feedstock for any of its current or future facilities. Under the terms of the agreement, Phillips 66 is obligated to purchase 100% of the SAF or renewable diesel production from our existing New Rise Reno facility. In addition, we are in the process of pursuing feedstock supply and offtake arrangements with other potential counterparties in an effort to ensure adequate sources of feedstock and the purchase of all or substantially all of our renewable diesel and SAF production from New Rise Reno on terms favorable to us. Counterparties may also require us to provide prepayments, letters of credit, or other credit support, which could increase our costs and constrain liquidity, or may lack the ability to provide. While we have had discussions with a number of potential counterparties, we have not yet entered into definitive offtake agreements. If we are unable to secure supply agreements that ensure that all of our feedstock needs are met or offtake agreements for the purchase of all or substantially all of our renewable diesel and SAF production from New Rise Reno, or if we are able to secure such agreements but the counterparties fail to meet their obligations, we may not achieve our expected revenue targets. If this happens, our results of operations and financial condition could be materially and adversely affected.

In addition, we will need to enter into additional feedstock supply and offtake agreements for the SAF to be produced at New Rise Reno 2, Fort Myers, Wilson and any other facilities we build or acquire in the future. If we are unable to secure supply agreements that ensure that all of our feedstock needs are met or offtake agreements for the purchase of all or substantially all of our SAF produced at those additional facilities, or if we are able to secure such agreements but the counterparties fail to meet their obligations, we may not achieve our expected revenue targets and our results of operations and financial condition could be materially and adversely affected.

XCF currently utilizes a domestic feedstock sourcing strategy, relying on lowcarbon triglyceride feedstocks (such as distillers corn oil and soybean oil) to produce SAF, renewable diesel, and renewable naphtha at its New Rise Reno facility.

The current source of our feedstocks includes domestic sourcing subjecting the Company to key operational risks, including:

●	Feedstock cost and availability fluctuations – market supply constraints, weather events, agricultural policy changes (e.g. Renewable Fuel Standard adjustments), and competition from other industries can significantly increase feedstock prices or restrict access;

●	Contract concentration risks – overreliance on limited suppliers or regions may disrupt feedstock supply, impair production continuity, and increase costs;

●	Logistical and infrastructure vulnerabilities – domestic rural feedstock collection requires robust logistics; disruptions in transportation networks or facility operations could impair feedstock delivery; and

●	Counterparty performance risk – supplier bankruptcy, noncompliance, or regulatory violations could jeopardize feedstock contracts and facility uptime.

Any inability to secure sufficient feedstock at competitive prices, or disruptions to the supply chain, could materially impair our operational efficiency, margin profile, and overall financial performance.

Our SAF production process depends, in part, on technology that is licensed to us. We do not control this technology, and any loss of our rights to use this technology would adversely affect our ability to produce SAF.

New Rise Reno and Axens North America Inc. (“Axens”) are parties to license agreement through which New Rise Reno received the non-exclusive right to utilize Axens’ liquid full hydrotreating technology. This technology is instrumental in the hydrotreating of feedstocks, a set of operations that remove sulfur and other impurities, to produce SAF and biofuels. In addition to the technology license, Axens has given us a performance guarantee agreement with respect to its technology. XCF intends to utilize the same Axens technology at future production sites. We rely on the licensed Axens technology in a key part of the process of producing SAF. We do not own or control this technology, nor do we have any rights in the intellectual property underlying the licensed technology. Our rights to use the technology we license are subject to the continuation of the license and our compliance with the terms of the license. Our license agreement includes provisions allowing Axens to terminate the license under certain circumstances, and any termination of the license would materially and adversely affect our ability to produce SAF. In addition, our rights to use Axens’ technology is subject to the validity of Axens’ intellectual property rights. Any legal challenge to Axens’ rights to its intellectual property could prevent Axens from continuing to license to us the technology that we need to operate our business.

The license agreement calls for a one-time license fee of $1,050,000, consisting of a project closing fee of $200,000, a project acceptance fee of $200,000 (dues on project acceptance, not to exceed four years after the effective date of the agreement (December 29, 2020)), a $350,000 payment after one year of operation following the acceptance date, a $200,000 payment after two years of operation following the acceptance date, and a $100,000 payment after three years of operation following the acceptance date. Under terms of the agreement, project acceptance is defined as the date that Axens has completed its performance tests, which includes inspection of the Axens unit to check conformity with the process design and reactor inspection. In addition, acceptance will be confirmed with an acceptance certificate issued between New Rise and Axens. To date, a total of $200,000 has been paid as part of the license agreement and acceptance criteria has not yet been met. The license agreement does not require any royalties to be paid to Axens. The license to use the Axens technology and process is effective so long as New Rise Reno continues to utilize the Axens process and the related hydrotreating equipment. The license agreement is non-transferable except that it may be assigned to an affiliate or successor of the assigning party upon mutual written consent. Axens has the right to terminate the license agreement in the event of uncured breaches of the agreement, including failures to make payment, use of Axens’ intellectual property outside of the scope of the license and breaches of confidentiality obligations.

Our revenues and financial results will depend on the continued adoption and use of SAF by airlines.

SAF is a relatively new product, and therefore is in the process of being adopted for use by airlines worldwide as an alternative to fossil fuels for the purpose of reducing greenhouse gas emissions (“GHG”). Airlines currently utilize blended SAF at ratios between 90/10 to 70/30 (Jet-A : neat SAF), with a maximum blend ratio of 50/50 (Jet-A : neat SAF). Airlines can incorporate SAF into their fuel purchasing program without the need to modify existing aircraft engines or fueling infrastructure. According to the Net Zero 2050: Sustainable Aviation Fuels Fact Sheet published by the International Air Transport Association (“IATA”) in May 2024, certain governmental and non-governmental organizations and certain airlines have set targets or have announced goals for SAF usage. Although these programs may increase the adoption and use of SAF by airlines, if airlines elect to cease or slow their adoption of SAF for any reason, then the demand for SAF will likely decline. Such a decline would reduce our revenues and could have a material adverse effect on our results of operations and cash flows.

If SAF turns out to be incompatible with or ineffective for existing aircraft, then demand for SAF could be reduced.

When blended with conventional jet aviation fuel, SAF is intended to be a “drop-in fuel,” meant to be used in existing aircraft engines and fueling infrastructure without the need for modification. However, the aviation industry has not yet universally adopted SAF as a jet fuel for everyday use, due in part to potential concerns about its effectiveness and compatibility with existing aircraft. Airlines have concerns that the use of SAF in their existing equipment could affect the functionality and therefore the safe operation of aircraft. In addition, concerns have been expressed that the use of SAF could cause corrosion in airline engines or void manufacturer warranties. While we believe that our SAF product is safe for use as a jet fuel, any safety incident or degradation of aircraft using SAF could damage the entire SAF industry and lead to a significant reduction in demand for SAF. Such a reduction in demand would have a material adverse effect on our business and financial results.

We will be required to expend significant amounts for capital outlays and operating expenditures to operate our facilities. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.

Once our facilities begin production, they may require unscheduled or scheduled downtime for unanticipated or anticipated maintenance or repairs that are more frequent or more costly than our estimates of turnaround time and related expense for such maintenance or repairs. This is particularly true during initial ramp-up periods, when production systems are being optimized for commercial-scale operations. For example, New Rise Reno has already experienced certain periods of reduced throughput and downtime typical of commissioning and early-stage operations. While such early interruptions are not uncommon in production facilities, they can impact near-term production and cash flow.

Although we budget and forecast scheduled downtime for our facilities, actual scheduled and unscheduled maintenance could reduce our revenues during the period of time that one or more of our facilities are not operating. The ramp-up of New Rise Reno to production of renewable diesel and SAF on a commercial scale, the construction of New Rise Reno 2, the further build-out and reconstruction of the Fort Myers and Wilson production facilities and the construction or SAF conversion of additional facilities we build or acquire in the future, and the operation of those facilities as they come online involve significant uncertainties, including:

●	new construction, conversions, improvements, maintenance or repairs to the facilities may not perform at expected levels or adequately address production and maintenance needs;

●	operating costs of the facilities after the conversions, improvements, maintenance or repairs may be higher than expected;

●	the yield and product quality produced by the converted, new or repaired facilities and equipment may not meet our or our customers’ expectations and specifications; and

●	further modification or replacement of the facilities or equipment, or additional repairs to the facilities or equipment, may be required to correct performance issues.

Any one or more of the above could adversely affect our financial condition, results of operations, or cash flows. In addition, delays in making required changes or upgrades to, or in performing proper maintenance of, our production facilities, could subject us to fines or penalties as well as affect our ability to maintain production at profitable levels. Further, we anticipate acquiring and modifying other existing production facilities and possibly constructing new production facilities. Once those additional facilities begin production, they will be subject to similar risks.

Our failure to accurately forecast demand for our SAF product could result in unexpected shortfalls or surpluses that could negatively affect our results of operations.

Our business plan anticipates that one of the ways we will grow our business is through a combination of constructing new production facilities and converting existing production facilities that we acquire to SAF production. Because of the length of time it takes to construct new production facilities and upgrade existing production facilities so that they can produce SAF, we must make decisions regarding new construction, acquisitions and production facilities upgrades well in advance of commercial production and sale of our SAF product from those facilities. As a result, our ability to accurately forecast demand for our SAF product will be a critical factor in the success of our growth plans. Our ability to accurately forecast demand can be adversely affected by a number of factors, many of which are outside of our control, including actions by our competitors, changes in market conditions, changes in government policies, environmental factors and adverse weather conditions. A shortfall or surplus in the supply of our SAF product may reduce our revenues, result in under-committing or overcommitting capital resources, damage our reputation and otherwise harm our business, results of operations and financial condition.

Competitiveness of our SAF product for aviation fuel use benefits in part from government economic incentives for renewable energy projects or other related policies that could change.

The competitiveness of our SAF product for aviation fuel use will benefit, in part, from federal, state and local government incentives, including but not limited to RINs, LCFS credits in California and BTC, and other incentives to end users, distributors and manufacturers of renewable energy products, which promote the use of renewable energy. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could have a material adverse effect on our operations. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our SAF product. Further, our ability to generate revenue from the various government economic incentives depends on our strict compliance with the applicable federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate revenue from the economic incentives could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions.

In addition, we may be required to register our projects or qualify our products with the federal government, various states or other countries. Although we believe we possess the necessary registrations for our planned operation of New Rise Reno, any cancellation or revocation or inability to renew those registrations and any delays in obtaining additional registration or qualification of our projects or products if needed could delay future revenues and could adversely affect our cash flows. We may also be required to obtain additional registrations, qualifications or licenses relating to New Rise Reno 2, Fort Myers, Wilson or any other future production facility. Further, we may need to make significant investments in our projects prior to receiving all registrations and/or qualifications. Failure of our projects or products to qualify for government economic incentives could have a material adverse effect on our business.

Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, other energy industry participants, and activists could adversely affect our business, financial condition and results of operations.

Parties with an interest in energy sources, including lawmakers, regulators, policymakers, other energy industry participants, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including a lack of legislative focus on or inefficiencies within such programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our business, financial condition and results of operations. Moreover, the current U.S. reliance on voluntary measures to incentivize SAF adoption may not be as competitive as compared to mandates introduced in the European Union which could result in domestic SAF production decreasing available supply and impacting the ability for U.S. airlines to adopt SAF.

Attitudes toward SAF from airlines, governments, non-governmental organizations and others could reduce the demand for SAF.

Several major airlines such as the member airlines of the oneworld Alliance have announced goals for adopting SAF for use in meeting their sustainability targets as it relates to reducing greenhouse gas emissions. These goals were announced as a result of guidelines established by certain governments and non-governmental organizations, such as the SAF Grand Challenge in the United States, Fit for 55 in the European Union, and targets set by the International Air Transport Association (“IATA”). If these guidelines are scaled back, repealed, or are believed to be insufficient to support demand creation, then airlines may consider revising their own targets for SAF adoption and/or reduce their use of SAF. A change in sentiment and/or reduction in SAF usage would reduce the demand for our SAF product and negatively affect our revenues and financial results.

The construction of new production facilities and converting existing production facilities to produce SAF can take significant time to complete and expose us to a variety of risks that may negatively affect our business, results of operations and anticipated returns on those projects.

Our business plan anticipates that we will grow our business through a combination of constructing new production facilities and converting existing production facilities that we acquire to SAF production. The process of constructing new production facilities and acquiring and converting existing facilities, and integrating those facilities into our operations once construction or conversion has been completed, involves numerous business, regulatory, environmental, political and legal risks and uncertainties, many of which are not fully within our control. Our decisions to construct new production facilities or acquire existing facilities will be based on a variety of factors, including our forecasts of the expected return on investment of the project, anticipated product demand and the political and regulatory environments. These projects may take significant time to complete, during which time the market for our products, the competitive landscape, conditions in the capital markets, the political and regulatory environment or other conditions may change from our expectations when the determination was made to proceed with a project.

Additional factors that could affect the success of our large capital projects include:

●	the availability of new construction sites and existing facilities that meet our specifications, including location and availability of adequate infrastructure;

●	our ability to complete the acquisition of appropriate sites for new construction and existing production facilities;

●	our ability to finance the acquisition of such sites and the construction of new facilities on those sites or modification of those existing facilities;

●	governmental or third-party challenges to, denials, or delays with respect to the issuance of requisite regulatory approvals and/or obtaining or renewing permits, licenses, registrations and other authorizations;

●	our ability to identify and contract with capable engineering and construction firms to construct facilities at new sites, and upgrade existing sites that we acquire, to our specifications;

●	unanticipated cost overruns or delays in project completion due to increases in costs of construction materials, labor and other expenses, delays resulting from supply chain disruptions, severe weather, natural disasters, works stoppages or labor disputes, and other factors that may affect our suppliers and vendors; and

●	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

If we are unable to complete capital projects at their expected costs or in a timely manner, our financial condition, results of operations, or cash flows could be materially and adversely affected. In addition, in most cases our revenues will not increase immediately upon the expenditure of funds on a particular project. Moreover, we may construct facilities to capture anticipated future growth in demand for SAF where such growth does not materialize to the extent or in the time frame that we anticipated. As a result, new capital investments may not achieve our expected investment return, which could adversely affect our financial condition or results of operations.

We continue to rely on the knowledge and involvement of our largest shareholder, and his continued influence could adversely affect our operations and strategic flexibility.

We continue to rely on Randall Soule, our largest shareholder for certain operational support, maintenance activities, and legacy knowledge of our New Rise Reno production facility, which he gained through his historical involvement in its development. Mr. Soule previously owned and operated New Rise Renewables, LLC (the predecessor to XCF Global Inc.) through his ownership of RESC Renewables, LLC, and his wholly owned entity, Encore DEC, LLC served as the engineering procurement and construction contractor for the construction and subsequent conversion of the facility.

Although Mr. Soule does not serve as an executive officer, employee, or director of XCF Global Inc. or its subsidiaries, XCF continues to rely on his institutional knowledge, historical relationships with vendors and contractors, and operational familiarity with the New Rise facility. Because of this reliance – coupled with his significant equity ownership – Mr. Soule may continue to exert substantial influence over the Company’s operations, strategic decisions, and commercial relationships.

If Mr. Soule were to withdraw his support, restrict access to institutional knowledge, or pursue business activities that compete with or conflict with the Company’s interests, our operations could be disrupted, our ability to manage vendor relationships could be impaired, and our strategic flexibility could be adversely affected. While the Company is actively working to integrate New Rise operations under direct management control and to mitigate this reliance, there can be no assurance that such efforts will fully eliminate the associated risks.

If we choose to produce renewable fuels other than, or in addition to, SAF, we may not achieve the financial results we anticipate achieving through producing and selling only SAF.

Our existing Reno production facility, New Rise Reno, and additional facilities that we construct or convert to SAF production also will be capable of producing other renewable fuels, including renewable naphtha (a byproduct from SAF production), biodiesel, a renewable energy source which can be made from vegetable oils, recycled cooking oil, and animal fats that is usually blended with petroleum diesel, and renewable diesel, a biofuel that is chemically equivalent to petroleum diesel and can be used as a “drop-in fuel” which means it can be used in existing diesel engines without the need for modification and transported in petroleum pipelines. During the initial phase of production ramp-up of SAF, the Reno production facility operated at approximately 50% capacity. Our New Rise Reno team has been reviewing the catalyst processing for SAF to meet nameplate capacity. While ramp-up processes are being undertaken and until final acceptance, management has made the determination to temporarily produce renewable diesel which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity without any additional modifications to the facility. New Rise Reno will sell the renewable diesel to Phillips 66 under the P66 Agreement. Although our current intention is to return to SAF production and produce SAF exclusively at our production facilities, there may be circumstances similar to the temporary production of renewable diesel at the New Rise Reno facility in which we determine to produce other renewable fuels in addition to, or instead of, SAF at some or all of our facilities. Although many of the risks associated with production and sale of SAF also would apply to production and sale of biodiesel, renewable diesel or other renewable fuels, there would also be additional risks associated with a change in our business model and in the production of renewable fuels other than SAF. Those risks may materially and adversely affect our business, and we may not achieve the financial results we anticipate if we sell products other than SAF.in which we determine to produce other renewable fuels in addition to, or instead of, SAF at some or all of our facilities. Although many of the risks associated with production and sale of SAF also would apply to production and sale of biodiesel, renewable diesel or other renewable fuels, there would also be additional risks associated with a change in our business model and in the production of renewable fuels other than SAF. Those risks may materially and adversely affect our business, and we may not achieve the financial results we anticipate if we sell products other than SAF.

We compete in an industry characterized by rapidly advancing technologies and increasing competition, and our failure to successfully compete with other companies in our industry may have a material adverse effect on our business, financial condition and results of operations and market share.

Although we believe that the number of producers of SAF products is currently limited, we expect that additional competitors will enter the market. Existing competitors and new market entrants may have significant competitive advantages over us, including greater operational experience and greater financial, research and development, manufacturing, management and marketing resources, more favorable access to feedstocks, greater brand recognition and stronger historical relationships with their customers. Competition may increase as a result of greater availability of capital for investment and increased interest in our industry as more companies seek to facilitate the development of renewable fuel sources. Our competitors may succeed in developing, acquiring or licensing technologies that are more effective or less costly than those we will use in the production of SAF. In addition, the products introduced by these competitors may be perceived by customers as having advantages over our SAF product, in terms of quality, price, availability or any combination of those factors. Our failure to successfully compete may have a material adverse effect on our business, financial condition and results of operations and diminish our market share.

The fuel and chemical industries are characterized by rapid and significant technological change. Our success may depend on our ability to maintain a competitive position with respect to technological advances, as technological advances introduced or adopted by our competitors and used in their SAF products may diminish demand for our SAF product. In addition, those technological advances may give our competitors significant pricing advantages if those advances allow them to produce SAF products on a more efficient and cost-effective basis. If we are unable to keep pace with technological change, our business, prospects and results of operations could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our financial results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control and are difficult to predict. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to the risk factors stated herein, other factors that could cause our quarterly results of operations to fluctuate include:

●	delays or greater than anticipated expenses associated with constructing new production facilities and upgrading existing production facilities that we acquire;

●	fluctuations in the prices or availability of the feedstocks required to produce our SAF product;

●	changes in the size and complexity of our organization, including our expanded operations as a public company;

●	timing of our capital expenditures, particularly with respect to construction of new production facilities and upgrading existing production facilities that we may acquire;

●	changes in general economic, industry and market conditions;

●	business interruptions, particularly in operations at our production facilities;

●	the development of new technologies or similar products by others and any effect on our pricing or demand for our SAF product; and

●	changes in governmental, accounting and tax rules and regulations, environmental, health and safety requirements, and other rules and regulations.

Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.

Economic conditions and trends in the business cycles of the airline industry will impact our business and operating results.

The primary end-users of SAF are companies operating fleets of jet aircraft, and, in particular, the commercial airlines industry. The overall levels of demand for SAF are driven by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and globally. Most of the principal end-users of SAF are themselves heavily dependent on general economic conditions, including the price of fuel and energy, availability of affordable credit and capital, interest rates and consumer confidence and spending trends. Shifts in end-users businesses may result in significant fluctuations in demand, volumes, pricing and operating margins for our products.

Unanticipated problems at, or downtime impacting our facilities could have a material adverse effect on our results of operations.

Our ability to process feedstocks will depend on our ability to efficiently operate our production facilities, including maximizing the total time that such facilities are online and operational. Although we schedule and forecast regular downtime for maintenance, the occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of our production facilities, such as the need to refurbish such facilities, complete capital projects at such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, fluid leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, or other conditions or events, could prevent us from operating our production facilities or could force to suspend production at such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time. In the event any of our facilities are offline for an extended period of time, it could have a material adverse effect on our results of operations.

Unanticipated problems or delays in building new production facilities or upgrading existing facilities that we acquire to the proper specifications may harm our business and viability.

Our future growth will depend in part on our ability to timely and economically complete construction of new production facilities and complete planned acquisitions and related upgrades of acquired production facilities to be capable of producing SAF. The occurrence of significant unforeseen conditions or events in connection with the construction of new production facilities or the upgrading of existing production facilities that we acquire may require us to reconsider our growth plans. Construction costs for future facilities may increase to a level that would make a new or acquired facility too expensive to complete or unprofitable to operate. Delays in completing new construction or upgrades to existing facilities due to shortages of necessary materials, availability of qualified contractors and labor resources, weather events and similar issues that can impact large-scale construction projects could prevent us from completing those projects in a timely manner or could result in unexpected costs and needs for additional financing. These occurrences could have a material adverse effect on our ability to increase our revenues and could also increase our expenses so as to adversely affect our financial condition.

Improvements in or new discoveries of alternative energy products or production technologies and/or government mandated use of such products or technologies, could have a material adverse effect on our financial condition and results of operations.

Our business will depend on the demand for SAF. As a result, any new products that are developed that could compete with the SAF we produce, including alternative versions of SAF that might be perceived as preferable to the SAF we will produce, or production technologies that may permit competitors to produce SAF more efficiently and economically, or governmental mandates to use those alternative products or production technologies or limit or prohibit our use of our production technologies could have a material adverse impact on our business, financial condition and results of operations.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Our operations involve risks such as equipment defects, malfunctions and failures, chemical releases, possible fires or explosions and other risks that could potentially result in injury or death of employees and others, including employees of our service providers, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for personal injury, pollution and other environmental damage, and property damage or destruction.

While we will seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also adversely affect our reputation. In addition, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, which could result in increases in our operating expenses.

We may be subject to citizen opposition and negative publicity due to public concerns over our operations and planned future operations, which could have a material adverse effect on our business, financial condition or results of operations.

There currently exists a high level of public concern over fuel production operations, including with respect to the location and operation of transfer, processing and storage facilities. Part of our business strategy is to increase our production capacity through the construction of new production facilities and the acquisition of existing production facilities to be upgraded to be capable of producing SAF. Zoning, permit and licensing applications and proceedings, as well as regulatory enforcement proceedings, are all matters open to public scrutiny and comment. Accordingly, from time to time we may be subject to citizen opposition and publicity which may damage our reputation and delay or limit the planned expansion and development of future facilities or operations or impair our ability to renew existing permits, any of which could prevent us from implementing our growth strategy and have a material adverse effect on our business, financial condition or results of operations.

Our insurance policies do not cover all losses, costs or liabilities that we may experience and if we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions. Such claims could be substantial. We believe that our current insurance coverage and coverage we expect to be in place by the time of the completion of the New Rise acquisition is presently adequate and similar to the coverage maintained by other similarly situated companies in the industry. If we are unable to obtain adequate or required insurance coverage in the future, or if such insurance is not available at affordable rates, we could be in violation of our permit conditions and other requirements of the environmental laws, rules and regulations under which we operate. Such violations could render us unable to continue certain of our operations. These events could result in an inability to operate certain assets and significantly impair our financial condition.

Notwithstanding the above, our policies do not cover all of our potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks, or in amounts in excess of our existing insurance coverage, which would significantly affect our financial performance. Our insurance policies also will have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. In addition, because key aspects of our operations will depend on our service providers, we may be exposed to additional risks in the event that our service providers do not maintain adequate insurance coverage and, in the event of any adverse occurrence or loss, a third party may pursue claims against us in addition to our service providers. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations. If adequate insurance coverage is not available or not available on economically acceptable terms, our business would be materially and adversely affected.

The litigation environment in which we operate poses a significant risk to our businesses.

We have been involved, and may in the future become involved, from time to time in lawsuits in the ordinary course of our business. Although we have not experienced any losses to date that have had a material adverse effect on us or our operation, we may experience negative outcomes in such lawsuits in the future. Any such negative outcomes could have a material adverse effect on our business, liquidity, financial condition and results of operations. We will evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we will establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from such assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on our results of operations. In addition, judges and juries in certain jurisdictions have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and other tort cases. We will use appropriate means to contest litigation threatened or filed against us, but the litigation environment in these areas poses a significant business risk to us and could cause a significant diversion of management resources and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our information technology systems and the information technology systems of our service providers could suffer interruptions, failures or breaches and our business operations could be disrupted, adversely affecting results of operations and our reputation.

Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the operation of our business. In addition, we are dependent on certain service providers to provide critical services for our operations, and the information technology systems of our service providers also serve an important role in their operations. These systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. To date, neither we nor, to our knowledge, our critical service providers have been materially impacted by such events. However, continually evolving threats mean that we and our third-party information technology systems service providers and our operations service providers must continually evaluate and adapt our and their respective systems and processes and overall security environment. Any future significant compromise or breach of data security, whether external or internal, or misuse of customer, supplier or company data, could result in significant costs, operational disruptions, lost sales, fines, lawsuits, and damage to our reputation. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs to us.

Competitors that produce part or all of their own supply of feedstocks may have a competitive advantage over us.

We will compete with many renewable fuels producers, including producers of biodiesel, renewable diesel and SAF, for available supplies of feedstocks. We do not produce any of our feedstocks, however, some of our competitors now obtain, or may in the future obtain, a portion or all of their feedstocks from their own production. Competitors that have their own feedstocks production may be better positioned than we are to withstand feedstock shortages or periods of depressed prices for their products.

Our growth strategy includes pursuing acquisitions of existing facilities, and our potential inability to successfully integrate new and acquired facilities may adversely affect our financial results.

In the future, we may seek to grow our business by acquiring or investing in existing facilities. Such acquisitions or investments may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities could entail a number of additional risks, including:

●	failing to successfully integrate the acquired production facilities into our operations;

●	incurring significantly higher than anticipated capital expenditures and operating expenses;

●	failing to realize efficiencies, synergies and cost savings;

●	failing to maintain uniform standards, controls and policies across our production facilities;

●	potentially exposing to unanticipated liabilities;

●	using significant amounts of available cash, incurring significant debt and/or issuing a significant amount of shares, resulting in dilution to our existing stockholders, in order to finance construction or acquisition-related costs; and

●	diverting valuable management resources.

We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.

We regularly review potential acquisitions of existing production facilities and complementary businesses. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete or finance such acquisitions on favorable terms, if at all. In addition, the process of upgrading existing productions facilities to our standards or integrating an acquired business into our existing business and operations may result in unforeseen expenditures and operating difficulties.

Integration of newly-acquired production facilities or businesses may also require significant management resources that otherwise would be available for the ongoing development of our business. In addition, we may not realize the anticipated benefits of any acquisition and such transactions may not generate the financial results we anticipated. Future acquisitions could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.

Our ability to construct additional production facilities and acquire existing facilities may be adversely impacted by our outstanding indebtedness and by the price of our stock.

Our ability to finance the construction of additional production facilities and to make future acquisitions of production facilities, particularly those that would be financed solely or in part through cash from operations, may be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness and any restrictions imposed in the terms of such indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional debt or equity capital on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our then-existing indebtedness may include covenants that directly restrict, or have the effect of restricting, our ability to make certain capital expenditures or undertake certain acquisitions while the indebtedness remains outstanding. In addition, our ability to use shares of our common stock as consideration for acquisitions or to finance new construction or acquisitions may be impacted by our stock price. The future trading price of our common stock could limit our willingness to use our equity as consideration, the willingness of sellers to accept our shares or our ability to raise additional capital to fund acquisitions, and as a result could limit the size and scope of our acquisition program. If we are unable to undertake new constructions or pursue acquisitions that we believe would enhance our business or operations, the potential growth of our business and revenues may be adversely affected.

Our acquisitions may expose us to unknown liabilities.

In connection with any future acquisitions, we may also assume operational liabilities and environmental liabilities. Although we will endeavor to accurately estimate and limit operational liabilities and environmental liabilities presented by any facilities or business we plan to acquire, some liabilities, including ones that may exist only because of the past operations of an acquired facility or business, may prove to be more difficult or costly to address than we estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. We may have no recourse, or only limited recourse, to the former owners of such properties in the event such liabilities are present. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

We expect to need to raise additional capital in the future to support our operations, complete acquisitions and grow our business and our ability to obtain the necessary funding is uncertain.

We anticipate needing to raise additional capital to support the execution of our business plan, including our current and planned operations, acquisitions and expansion plans. Such funding may not be available when needed or may not be available on favorable terms or at all. If we raise additional funds in the future by issuing equity securities or securities convertible into or exchangeable for equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. Future funding may not be available on favorable terms, if at all. In addition, if we undertake debt financing, the terms of any debt arrangements may include restrictive covenants or other terms that may impose burdens on our ability to operate. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from our operations to fund our operations, repay outstanding indebtedness, complete capital improvement projects consummate planned acquisitions, our results of operations, prospects and the value of our securities could be adversely affected. As of the date of filing of this report, substantially all of New Rise’s assets are subject to liens relating to New Rise’s existing financing agreements. Those liens are likely to impact our ability to obtain additional debt financing and/or the terms available to us in connection with any debt financing.

Uncertainty and illiquidity in the capital markets may impair our ability to obtain equity or debt financing.

Our ability to obtain equity or debt financing depends in large measure on the state of the capital markets, over which we have no control. Our ability to access the capital markets may be restricted at a time when we would like, or need, access to those markets, which could constrain our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders, or our customers, preventing them from meeting their obligations to us.

We have substantial indebtedness and expect that at least part of our future financing needs will involve incurring additional indebtedness, which could adversely affect our financial flexibility and our competitive position.

We have a significant amount of outstanding indebtedness. As of March 31, 2025 our total indebtedness was approximately $349,226,210. In addition, we expect that at least part of our anticipated future financing requirements will be funded by the issuance of debt securities, obtaining lines of credit or project-based debt financing or other arrangements that will involve incurring additional indebtedness.

Our indebtedness could have important consequences and significant effects on our business. For example, our indebtedness could:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

●	require us to commit a substantial portion of our cash flow from operations to make payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our ability to pursue certain business opportunities;

●	make it more difficult to satisfy our financial obligations;

●	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

●	limit our ability to borrow additional funds for working capital, capital expenditures, capital improvements, acquisitions, debt service requirements or execution of our business plan.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

We are dependent upon the continued availability and commitment of our key management, including our Chief Executive Officer, Mihir Dange and Simon Oxley, our Chief Financial Officer. The loss of any such members could negatively impact business operations. From time to time, we will also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate the business. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business plan and growth strategy could be affected, which could have a material adverse impact on our profitability, results of operations and financial condition.

We continues to have reliancerely on Randall Soule for New Rise operational support and maintenance via his wholly owned entity Encore as well as in his personal capacity.

Randall Soule continues to support XCF Global with the day to day operations of New Rise Renewables in both a personal capacity and via his ongoing contract with New Rise to support in the SAF conversion project. Mr. Soule’s broader influence in relation to the New Rise operations could create a risk for XCF Global. Mr. Soule does not hold an executive role within XCF Global, is not an employee of XCF Global or New Rise, he is not a member of the Board of Directors on the board of XCF Global, but is currently he remains the largest stockshareholder of XCF Global, which gives him significant influence over the company. The company continues to actively monitor this risk.

If we are unable to manage our growth and expand our operations successfully, our reputation may be damaged and our business and results of operations may be harmed.

Our future success depends on our ability to manage the rapid growth anticipated in our business plan, including the growth we expect to experience organically and through the construction of additional production facilities and acquisitions. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

●	effectively scale our operations;

●	enhance our operational, financial and management controls and infrastructure, human resources policies, and reporting systems and procedures;

●	maintain and expand our supplier, customer and vendor relationships;

●	effectively manage our key service providers;

●	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees; and

●	effectively manage and maintain our corporate culture.

These undertakings will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place a strain on our operational, financial and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. Our failure to effectively manage growth and expansion could have a material adverse effect on our business, results of operations, financial condition, prospects and reputation.

The Company’s international growth strategy includes amongst other things licensing its proprietary, patent-pending modular facility design and intellectual property to third parties.

XCF intends to license its proprietary, patent pending modular facility design and intellectual property to third parties in international jurisdictions. While this model supports capital-efficient expansion and technology dissemination, it exposes the Company to several execution and operational risks, including:

●	Regulatory uncertainties in foreign markets – local permitting, environmental, tax, and trade regimes may differ substantially from U.S. standards, potentially delaying development timelines or increasing costs;

●	Dependence on partner performance – the success of licensed facilities hinges on the capabilities of external licensees, over whom we may have limited oversight or control;

●	Intellectual property protection challenges – licensing in foreign jurisdictions can heighten risks of unauthorized technology use or IP infringement; and

●	Reputational and financial exposure—any issues experienced by international licensees (e.g., delays, accidents, regulatory violations) may negatively impact XCF’s reputation or expose it to contractual liabilities.

If these risks materialize, the Company could encounter delays in international rollout, suffer financial losses, or incur additional costs—all of which could adversely affect its growth objectives and financial condition.

If we are unable to protect our intellectual property rights, or if others use our technology without authorization, our competitive position could be materially harmed.

Our success depends, in part, on our ability to protect proprietary technology, processes, and know-how relating to the design and operation of SAF facilities. We rely on a combination of intellectual property protections, contractual rights, and trade secret safeguards to maintain our competitive advantage. However, these measures may not prevent third parties, including potential competitors, from misappropriating or independently developing similar technologies.

If competitors, including other developers in Nevada or elsewhere, are able to use our modular design technology or related processes without authorization, they may be able to build competing SAF facilities, eroding our market position and adversely affecting our revenues and profitability. Defending our intellectual property rights may require us to engage in costly and time-consuming litigation or arbitration, and we cannot assure you that we would prevail in such proceedings or that we could adequately prevent unauthorized use. In addition, some jurisdictions may offer less robust intellectual property protections than the United States, limiting our ability to enforce our rights globally.

Any failure to adequately protect our intellectual property, or any unauthorized use by others, could materially and adversely impact our competitive position, financial condition, and results of operations.

We may be negatively impacted by inflation.

Increases in inflation could impact the commodities markets generally, the overall demand for our products, our costs for feedstocks, labor, material and services and the margins we are able to realize on our products, all of which could have an adverse impact on our business, financial position and results of operations. Inflation has resulted in higher interest rates, and further increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Declines in our anticipated profitability could result in the impairment of our assets.

We will hold material amounts of long-lived assets on our balance sheet. A decline in expected profitability of one or more of production facilities or a decline in the demand for SAF, could call into question the recoverability of our long-lived assets, and require us to write down or write off these assets. Such an occurrence could have a material adverse effect on our results of operations and financial position.

Risks Related to Operating as a Public Company

New XCF’s only material assets are its direct and indirect interests in XCF and its subsidiaries, and New XCF is accordingly dependent upon distributions from XCF and its subsidiaries to pay dividends and taxes and other expenses.

New XCF is a holding company and has no material assets other than its interest in XCF and XCF’s subsidiaries. New XCF has no independent means of generating revenue. New XCF intends to cause its direct and indirect subsidiaries, including XCF, to make distributions in an amount sufficient to cover all applicable taxes and other expenses payable and dividends, if any, declared by it. The terms of any credit agreements or other borrowing arrangements New XCF or its subsidiaries enter into in the future may impose restrictions on the ability to pay dividends to New XCF. To the extent that New XCF needs funds, and any of its direct or indirect subsidiaries is restricted from making such distributions under these debt agreements or applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect New XCF’s liquidity and financial condition.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our executives and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur prior to the completion of the Business Combination. For example, we are subject to the reporting requirements of the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and the Nasdaq, including the establishment and maintenance of effective financial and disclosure controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause it to fail to meet our reporting obligations. We expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.”

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain the same or similar coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, board committees or as executive officers.

The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of cash resources that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

XCF has identified material weaknesses in its internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting , we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the market price of our common stock.

While XCF and its independent registered public accounting firm did not and were not required to perform an audit of its internal control over financial reporting, in connection with the audit of XCF’s 2023 and 2024 financial statements, XCF identified control deficiencies in the design and operation of XCF’s internal control over financial reporting that constitute material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected in a timely manner.

For XCF, the following material weaknesses, which were discovered to be material during 2023 and 2024, were present at December 31, 2024: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls were not designed to ensure the financial reporting process operates effectively and (d) inappropriate design and operations of IT general controls and and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes.. None of these have been remediated. Our remediation plans regarding the material weaknesses are addressed below.

XCF did not design or maintain an effective control environment commensurate with financial reporting requirements in connection with the audit of XCF’s 2023 and 2024 financial statements and were present at March 31, 2025. Specifically, XCF had not (i) designed controls to ensure all journal entries are reviewed and approved, (ii) designed a formal risk assessment process to reduce the risk of material misstatements for the period February 9, 2023 (inception) to December 31, 2024 and, (iii) designed controls to ensure the financial reporting process is operating effectively and (iv) inappropriate design and operations of IT general controls.

The Company is in the process of integrating New Rise into its overall internal control framework. New Rise did not design or maintain an effective control environment commensurate with financial reporting requirements in connection with the audit of New Rise’s 2023 and 2024 financial statements and were present at March 31, 2025. Specifically, New Rise had not (i) had a functioning audit committee, (ii) lacked segregation of duties within the accounting function, (iii) had an inability to identify related parties and (iv) inappropriate design and operations of IT general controls. The Company has remediated material weakness (c), the inability to identify related parties, by implementing a process for reporting a tracking all related parties. None of the other material weaknesses have been remediated as of the date of this filing.

The Company is in the process of integrating New Rise into its overall internal control framework. New Rise had the following material weaknesses, which were discovered to be material in 2023 and 2024; (a) no functioning audit committee and (b) lack of segregation of duties within the accounting function and (c) inability to identify related parties and (d) inappropriate design and operations of IT general controls. As of December 31, 2024, the Company has remediated material weakness (c) inability to identify related parties by implementing a process for reporting and tracking all related parties.

These control deficiencies could result in a misstatement of its accounts or disclosures that would result in a material misstatement of financial results that would not be prevented or detected, and accordingly, XCF determined that these control deficiencies constitute material weaknesses.

We are working to remediate the material weaknesses and taking steps to strengthen our internal control over financial reporting through the hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills, supported by experienced third-party internal control advisors who will assist with the design and implementation of such internal control systems, procedures and processes. These remediations may be costly and time consuming. We intend to take appropriate and reasonable steps to remediate the material weaknesses through the implementation of a general ledger system, which will support appropriate journal entry approvals, the development and implementation of a formal risk assessment process, and the development and implementation of a control environment designed to ensure the financial information is accurate, complete, and recorded in the correct period. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time.

We cannot assure you that the measures we have taken to date and those we expect to take in the future will be sufficient to remediate the material weaknesses or avoid the identification of additional material weaknesses in the future. If these steps do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that one or more of the material weaknesses or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause the market price of our common stock to decline significantly and make raising capital more difficult. If we fail to remediate this material weakness, or if we fail to identify future material weaknesses in internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy and adversely impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers, suppliers and service providers, and could make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters, and our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risks Related to Ownership of Our Common Stock

The price of our securities may be volatile following the Business Combination and you could lose all or part of your investment as a result.

The price of our securities may fluctuate due to a variety of factors, including:

●	changes in the industry in which we operate;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	results of operations that vary from the expectations of securities analysts and investors, and variations in results of operations of companies that are perceived to be similar to us;

●	results of operations that vary from those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital expenditures or commitments;

●	any significant change in our management;

●	the development and sustainability of an active trading market for our securities;

●	actions by institutional or activist securityholders;

●	additional securities of ours being sold or issued into the market by us or the anticipation of such sales;

●	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	the volume of shares of our common stock available for public sale;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	general economic, industry and market conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, inflation, international currency fluctuations, political instability and acts of war or terrorism; and

●	the other factors described in this “Risk Factors” section.

These market and industry factors may materially reduce the market price of our securities regardless of our operating performance. Price volatility also may be greater if the public float and trading volume of our common stock is low.

In addition, companies that have experienced volatility in the market price of their securities have frequently been the subject of securities class action and shareholder derivative litigation. We could be the target of such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause the market price of our securities to decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this report and in our other public filings and public statements. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not be accurate due to a variety of factors. If our guidance is not accurate or varies from actual results, or if we reduce our guidance for future periods, the market value of our common stock could decline significantly.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We currently do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. The market price of our common stock could decline if our actual results are not consistent with analysts’ projections. If one or more of the analysts who cover us downgrade our shares or change their opinion of our common stock, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay cash dividends for the foreseeable future.

We intend to retain future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, which may take into account a variety of factors, including our financial condition, results of operations, capital requirements and business prospects, restrictions contained in future agreements and financing instruments, and such other factors as the board of directors deems relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

We qualify as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We currently qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As a result, the information we provide to investors will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for the common stock and the market price may be more volatile.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer,” which means the market value of our common equity held by non-affiliates exceeds $700,000,000 as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We currently intend to take advantage of exemptions summarized above as long as we maintain “emerging growth company” status.

Future resales of our common stock may cause the market price of our securities to drop significantly.

A substantial percentage of our outstanding shares are held by a small number of stockholders and our officers and directors and are not subject to any “lock-up” agreement or other restriction on resale, other than certain restrictions imposed by the federal securities laws. Pursuant to certain agreements we have with these and other holders of our securities, we are obligated to register those shares for resale. Once those registration statements permitting such resales have become effective and are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the price of our common stock or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our directors, executive officers and principal stockholders have substantial control over us, which could limit other stockholders’ ability to influence the outcome of corporate matters and key transactions, including a change of control.

As of the date of filing of this report, our executive officers, directors and principal stockholders and their affiliates own approximately 114,766,724774,912 shares of our common stock, or approximately 76.974.9% of the outstanding shares of our common stock, with our largest stockholder owning approximately 50.248.9% of the outstanding shares of our common stock. This significant concentration of ownership may have a negative impact on the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to our interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of us, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock.

We may issue additional shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We may issue additional shares of common stock or other equity securities of equal or senior rank, or securities that are convertible into or exchangeable for our common stock or senior equity securities in the future in connection with, among other things, capital raising initiatives, future investments and acquisitions, or repayment of outstanding indebtedness, in most cases without stockholder approval.

In addition, pursuant to the XCF 2025 Equity Incentive Plan and 2025 Employee Stock Purchase Plan, we expect to issue additional shares of common stock, or securities exercisable for shares of common stock. Once shares are issued pursuant to the 2025 Equity Incentive Plan and 2025 Employee Stock Purchase Plan, those shares will become eligible for sale in the public market, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total of 10,449,264 shares are reserved for future issuance under the 2025 Equity Incentive Plan. A total of 250,000 shares are reserved for future issuance under the 2025 Employee Stock Purchase Plan. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for our issued common stock pursuant to the 2025 Equity Incentive Plan and 2025 Employee Stock Purchase Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing stockholders’ proportionate ownership interest in the company will decrease;

●	the number of shares eligible for resale in the public market will increase;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each share of previously outstanding common stock may be diminished; and

●	the market price of our common stock may decline.

Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws include contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws include, and the Delaware General Corporation Law (“DGCL”) contains, provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the incumbent members of the board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

●	establishing a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the NewCo Board;

●	authorizing the board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	prohibiting, subject to the rights of the holders of any shares of preferred stock, stockholders from taking any action by written consent;

●	prohibiting, subject to the rights of the holders of any shares of preferred stock, stockholders from calling a special meeting of the stockholders;

●	prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	providing that directors may only be removed from the board for cause, upon the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class;

●	requiring stockholders to follow certain advance notice procedures to nominate candidates for election to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the board of directors, and may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us;

●	the right of the board to elect a director to fill a vacancy created by the expansion of the board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the board;

●	providing that the board is expressly authorized to make, alter or repeal our bylaws, which may allow the board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;

●	requiring the affirmative vote of holders of (i) (a) at least 66 2/3%, in case of certain provisions or (b) a majority, in case of other provisions, of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the certificate of incorporation; and (ii) (a) at least 66 2/3%, in case of certain provisions, or (b) a majority, in case of other provisions, of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions of the bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt; and

●	limiting the liability of, and providing for the indemnification of, our directors and officers.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the board or management.

Any provision of the certificate of incorporation or bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of ours to us or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any current or former director, officer, other employee, agent or stockholder of ours arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation (as it may be amended or restated from time to time) or our amended and restated bylaws (as may be amended or restated from time to time) or (iv) any action asserting a claim against us or any current or former director, officer, other employee, agent or stockholder of ours governed by the internal affairs doctrine of the law of the State of Delaware or (v) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation shall, as to any action in the foregoing clauses (i) through (v), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of our amended and restated certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. While Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce this provision, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. Further, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2025, XCF entered into two note purchase agreements pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL, two promissory notes in principal amounts of $200,000 and $138,333. The unsecured convertible notes provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. GL subsequently exercised its right to convert the principal amounts of each note into 500,000 shares and 345,833 shares, respectively, for each principal amount noted above. No interest was accrued on the principal amounts of the notes.

On January 14, 2025, XCF entered into a note purchase agreement with Sky MD, LLC (“Sky MD”) to which Sky MD agreed to purchase, and XCF agreed to sell and issue to Sky MD, a promissory note in principal amount of $138,333. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. Sky MD subsequently exercised its right to convert the principal amount of the note into 345,833 shares. No interest was accrued on the principal amount of the notes.

On January 14, 2025, XCF entered into a note purchase agreement with Focus Impact Partners, LLC (“Focus Impact Partners”) to which Focus Impact Partners agreed to purchase, and XCF agreed to sell and issue to Focus Impact Partners, a promissory note in principal amount of $150,000. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of XCF common stock at a conversion price of $0.40 per share. Focus Impact Partners subsequently exercised its right to convert the principal amount of the note into 375,000 shares. No interest was accrued on the principal amount of the note.

On January 31, 2025, XCF and Innovativ Media Group, Inc. entered into a promissory note for $500,000. The promissory note bears interest of $100,000, payable on the earliest of March 31, 2025, unless extended by mutual written consent of XCF and Innovativ Media Group, Inc., or upon an event of default. In connection with the issuance of the promissory note, XCF issued 250,000 shares of its common stock to Innovativ Media Group, Inc.

On February 13, 2025, XCF and GL entered into a promissory note (the “February 2025 Promissory Note”) for the gross principal amount of $1,200,000 with net proceeds from the note equal to $1,000,000. The February 2025 Promissory Note bears interest of $200,000, is unsecured, and, under its initial terms, payment of the February 2025 Promissory Note was due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to XCF, unless extended in writing by mutual consent of XCF and GL or (ii) an event of default (as specified in the February 2025 Promissory Note), if such note is then declared due and payable in writing by GL. In connection with the issuance of the February 2025 Promissory Note, XCF issued 200,000 shares of its common stock to GL.

Subsequent Financing Transactions

On April 17, 2025, XCF and GL entered into a promissory note (the “April 2025 Promissory Note”) for the gross principal amount of $2,500,000. The April 2025 Promissory Note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of XCF entering into a Qualified Financing Event. In connection with the issuance of the April 2025 Promissory Note, XCF will issue 5,000,000 shares of its common stock upon confirmation of either assignment of the shares by GL to a third party or GL’s compliance with the Hart-Scott-Rodino Antitrust Improvements Act.

On May 1, 2025, XCF and Narrow Road Capital, Ltd. entered into a promissory note (the “Narrow Road Note”) for the gross principal amount of $700,000. The Narrow Road Note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Narrow Road Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Narrow Road Note, the holder has the right, but not the obligation, to elect to receive up to 280,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Narrow Road Note in full, or (ii) six (6) months from issuance of the Narrow Road Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing.

On May 14, 2025, XCF and Gregory Segars Cribb entered into a promissory note (the “Cribb Note”) for the gross principal amount of $250,000. The Cribb Note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Cribb Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Cribb Note, the holder has the right, but not the obligation, to elect to receive up to 100,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Cribb Note in full, or (ii) six (6) months from issuance of the Cribb Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing.

ELOC Agreement

On May 30, 2025, New XCF and XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (the “Investor”). Pursuant to the ELOC Agreement, following the completion of XCF’s previously announced business combination with BHAC, New XCF will have the right to issue and to sell to the Investor from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A Common Stock of New XCF, subject to the conditions set forth therein. As a commitment fee in connection with the execution of the ELOC Agreement, XCF has issued 740,000 shares of XCF’s common stock to the Investor, representing the expected number of shares of its common stock that will be equal to 500,000 shares of New XCF Class A Common Stock as of the closing of the business combination.

Helena Note

On May 30, 2025, New XCF, XCF, Randall Soule, in his individual capacity as a shareholder of XCF (“Soule”), and the Investor entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from the Investor’s disbursement of the loan evidenced by the Helena Note, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of XCF common stock held by him to the Investor, representing the expected number of shares of XCF common stock that will be equal to 2,000,000 shares of New XCF Class A Common Stock as of the closing of the business combination (the “Advanced Shares”). Upon the Investor’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If the Investor shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, or the payment of any consideration in connection with the solicitation of an exercise or conversion. The issuances of the shares described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act , or, in the case of conversions or exercises of securities for Common Stock, Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Greater Nevada Credit Union Loan

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of filing, New Rise Reno has not made payment of the amounts demanded. As of September 19, 2025, the amount required to bring the GNCU Loan current is approximately $25,300,000, inclusive of principal and interest, excluding approximately $7,900,000 of penalties/late charges.

By letter dated August 6, 2025 from counsel to GNCU to New Rise Reno, GNCU notified New Rise Reno of (1) additional events of default under the existing loan documents relating to the GNCU Loan, (2) failure to timely cure the ongoing payment default on the GNCU Loan by the deadline set forth in the demand to cure addressed to New Rise Reno dated March 3, 2025, and (3) the acceleration of the full unpaid balances of the GNCU Loan pursuant to GNCU’s rights under the loan documents relating to the GNCU Loan. The acceleration notice indicated that the amount owing as of August 5, 2025, excluding applicable fees, costs, and penalties, is $130,671,882.10. Subsequent to the notification, counsel for the Company and counsel for GNCU engaged in discussions regarding the notification, and on August 27, 2025, the Company, on behalf of New Rise Reno and GNCU entered into a Pre-Negotiation Letter outlining the terms under which the parties would engage in discussions for the purpose of entering into letter agreements, meetings, conferences, and written communications with respect to the outstanding default notice and balance due to GNCU. The Pre-Negotiation letter does not obligate any party to take any action with respect to the GNCU Loan and GNCU expressly reserved its rights under the loan documents relating to the GNCU Loan.

On August 27, 2025, the Company and New Rise Reno received a notice from GNCU withdrawing the August 6, 2025 notice of acceleration (the “Notice of Withdrawal”). Besides withdrawing the notice of acceleration, the Notice of Withdrawal specifies that GNCU does not withdraw, modify, or waive the notice of additional events of default and failure to timely cure ongoing payment default set forth in the August 6, 2025 notice of acceleration, which conditions remain in effect. GNCU also does not withdraw or modify the March 6, 2025 demand to cure.

The Company is in active discussions with GNCU to resolve the matters addressed in the aforementioned notice and demand to cure to New Rise Reno, including the possibility of a potential forbearance or modified loan payment schedule while the Company seeks and secures financing and ramps-up SAF production so as to generate sufficient cash flows from operations to be able to make payments under the GNCU Loan, including any past due loan payments and penalties. The Company is actively evaluating financing alternatives that, if completed, the Company believes would allow the re-financing of the GNCU Loan and the payments owing the landlord pursuant to the Ground Lease by and between Twain GL XXVIII, LLC, as the landlord, and New Rise Reno, as the tenant, dated March 29, 2022 (the “Ground Lease”) relating to the property on which the New Reno Facility is located. However, there can be no assurance that the Company will be able to reach agreement with GNCU to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow the Company to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

Twain Ground Lease

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of filing, New Rise Reno has not made payment of the amounts demanded. As of September 19, 2025, the amount required to satisfy the amounts owing under the Ground Lease totaled $23,500,000 million, comprised of (i) $15,600,000 of lease payments and (ii) $7,900,000 of late fees and penalties.

Twain Forbearance Agreement

On June 11, 2025, New XCF, New Rise Reno and Twain entered into a Forbearance Agreement (the “Twain Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies under the Ground Lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025, subject to certain conditions and exceptions provided in the Twain Forbearance Agreement. In consideration of Twain’s forbearance, New XCF issued 4,000,000 shares of New XCF Common Stock (the “Landlord Shares”) to Twain and use its reasonable best efforts to file a registration statement on appropriate form with the SEC to register the Landlord Shares for resale. The net proceeds of any sale of the Landlord Shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno to Twain.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
2.1+	Business Combination Agreement, dated March 11, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on March 12, 2024)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of November 29, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on December 5, 2024)
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on April 7, 2025)
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
2.5	Waiver of Closing Conditions dated as of June 5, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 6, 2025)
2.6	Membership Interest Purchase Agreement by and among RESC Renewables Holdings, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.24 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

2.7	Membership Interest Purchase Agreement by and among Randy Soule and GL Part I SPV, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.8	Security Agreement-Pledge between XCF Global Capital, Inc. and RESC Renewables Holdings, LLC (incorporated by reference to Exhibit 10.26 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.9+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Good Steward Biofuels FL, LLC (incorporated by reference to Exhibit 10.27 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.10+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Southeast Renewables LLC (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.1	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.53 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.2	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and Focus Impact Partners, LLC, as Holder (incorporated by reference to Exhibit 10.54 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.3	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and Sky MD, LLC, as Holder (incorporated by reference to Exhibit 10.55 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.4	Promissory Note dated February 13, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.5	Promissory Note dated February 19, 2025 between XCF Global Capital, Inc. as Maker, and RESC Renewables Holdings, LLC, as Holder (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.6	Simon Oxley Employment Term Sheet (incorporated by reference to Exhibit 10.56 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.7	Strategic Consulting Agreement dated February 19, 2025, between XCF Global Capital, Inc. and Focus Impact Partners, LLC (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.8	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Mihir Dange (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)

10.9	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Simon Oxley (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.10	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory Surette (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.11	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory Savarese (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.12	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jae Ryu (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.13	Promissory Note dated January 31, 2025, between XCF Global Capital, Inc. as Maker, and Innovativ Media Group, Inc., as Holder (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.14	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.15	Separation Agreement between XCF Global Capital, Inc. and Joseph F. Cunningham (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.16	Separation Agreement between XCF Global Capital, Inc. and Stephen Goodwin (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The

Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

** Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted (indicated by “[***]”) as the registrant has determined that the omitted information (i) is not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCF GLOBAL CAPITAL, INC.

Date: September 26, 2025	By:	/s/ Mihir Dange
Mihir Dange
Chief Executive Officer

	By:	/s/ Simon Oxley
Simon Oxley
Chief Financial Officer

	By:	/s/ Pamela Abowd
Pamela Abowd
Chief Accounting Officer

