Form 10-Q
period 2025-06-30
XCF Global Capital, Inc.
filed 2025-11-13
CIK 2035156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

All shares of outstanding common stock of XCF Global Capital, Inc. are held by its parent company, XCF Global, Inc. As of June 30, 2025, there were 1 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

XCF GLOBAL CAPITAL, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION (Unaudited)	3

Item 1.	XCF Global Capital, Inc. Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024 (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – XCF Global Capital, Inc.	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

SIGNATURES		75

2

PART I. FINANCIAL INFORMATION

Item 1.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$405,575	$407,182
Restricted cash	5,316	5,824
Accounts receivable, net	9,852,154	-
Related party receivables	739,917	-
Other receivable	950,000	950,000
Derivative asset	1,029,997	-
Security deposit	1,500,000	1,500,000
Inventory, net	3,350,725	-
Other current assets	62,432	62,419
Total current assets	17,896,116	2,925,425

Property, plant and equipment	374,166,216	351,702,307
TOTAL ASSETS	$392,062,332	$354,627,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,735,711	$8,474,052
Related party payable	40,597,432	38,932,248
Professional fees payable	7,890,660	-
Loan payable to related party	6,890,158	2,350,000
Notes payable, current portion	113,512,986	110,304,484
Accrued expenses and other current liabilities	42,763,895	20,364,663
Total current liabilities	233,390,842	180,425,447

Financial liability, net of closing costs	132,786,623	132,767,058
TOTAL LIABILITIES	366,177,465	313,192,505

STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock; $0.001 par value, 900,000,000 shares authorized; 1 and 140,227,818 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	140,228
Additional paid-in capital	190,324,788	70,313,190
Accumulated deficit	(164,439,921)	(29,018,191)
TOTAL STOCKHOLDERS’ EQUITY	25,884,867	41,435,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,062,332	$354,627,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$6,576,232	$-	$6,576,232	$-
Cost of sales	7,811,302	-	7,811,302	-
Gross (loss)	(1,235,070)	-	(1,235,070)	-
Operating expenses:

Operating expenses	2,177,269	3,070,339	3,724,134	3,723,565
General and administrative expenses	6,487,895	691,824	10,270,682	4,059,295
Severance expense	13,200,000	-	13,200,000	-
Professional fees	11,277,307	-	11,853,942	-
Total operating expenses	33,142,471	3,762,163	39,048,758	7,782,860

Loss from operations	(34,377,541)	(3,762,163)	(40,283,828)	(7,782,860)

Other income (expense)
Change in the fair value of note payable	(78,000)	-	(78,000)	-
Loss on issuance of debt to related party	(40,531,000)	-	(40,531,000)	-
ELOC commitment fees	(7,400,000)	-	(7,400,000)	-
Unrealized loss on derivative asset	(24,970,003)	-	(24,970,003)	-
Interest income (expense), net	(2,067,970)	9	(3,566,870)	9
Other income (expense), net	(260,732)	-	(322,746)	-
Total other income (expense)	(75,307,705)	9	(76,868,619)	9

Net loss attributable to XCF Global, Inc. shareholders	$(109,685,246)	$(3,762,154)	$(117,152,447)	$(7,782,851)

Loss on common shares	$(109,685,246)	$(3,762,154)	$(117,152,447)	$(7,782,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

	Three Month Period Ended June 30, 2025
	Common		Additional	Retained Earnings
	Stock Shares	Amount	Paid in Capital	(Accumulated Deficit)	Total Equity
Balance as of March 31, 2025	183,078,394	$183,078	$-	$(54,754,675)	$(54,571,597)
Common stock issued as compensation for ELOC commitment fee	740,000	740	7,399,260	-	7,400,000
Common stock issued in conjunction with loan payable to related party	5,000,000	5,000	40,395,000	-	40,400,000
Common stock issued in conjunction with promissory notes	1,000	2	9,998	-	10,000
Common stock issued as replacement shares to Randy Soule	2,840,000	2,840	27,997,160	-	28,000,000
Transfer of common stock to parent	(191,659,393)	(191,660)	191,660	-	-
Conversion of loan payable to related party upon contribution by parent	-	-	100,000,000	-	100,000,000
Severance expense associated with common stock issued by parent	-	-	13,200,000	-	13,200,000
Stock based compensation associated with restricted stock units	-	-	1,131,710	-	1,131,710
Net income	-	-	-	(109,685,246)	(109,685,246)
Balance as of June 30, 2025	1	$-	$177,124,788	$(164,439,921)	$25,884,867

	Six Month Period Ended June 30, 2025
	Common		Additional	Retained Earnings
	Stock Shares	Amount	Paid in Capital	(Accumulated Deficit)	Total Equity
Balance as of December 31, 2024	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227
Recapitalization on February 19, 2025 (Note 1)	42,850,576	42,850	(70,313,190)	(18,269,283)	(88,539,623)
Common stock issued as compensation for ELOC commitment fee	740,000	740	7,399,260	-	7,400,000
Common stock issued in conjunction with loan payable to related party	5,000,000	5,000	40,395,000	-	40,400,000
Common stock issued in conjunction with promissory notes	1,000	2	9,998	-	10,000
Common stock issued as replacement shares to Randy Soule	2,840,000	2,840	27,997,160	-	28,000,000
Transfer of common stock to parent	(191,659,393)	(191,660)	191,660	-	-
Conversion of loan payable to related party upon contribution by parent	-	-	100,000,000	-	100,000,000
Severance expense associated with common stock issued by parent	-	-	13,200,000	-	13,200,000
Stock based compensation associated with restricted stock units	-	-	1,131,710	-	1,131,710
Net income	-	-	-	(117,152,447)	(117,152,447)
Balance as of June 30, 2025	1	$-	$177,124,788	$(164,439,921)	$25,884,867

	Three Month Period Ended June 30, 2024
	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	140,227,818	$140,228	$35,597,686	$(10,048,631)	$25,689,283
Net loss	-	-	-	(3,762,154)	(3,762,154)
Balance as of June 30, 2024	140,227,818	$140,228	$35,597,686	$(13,810,785)	$21,927,129

	Six Months Period Ended June 30, 2024
	Members’ Contributions,		Common		Additional
	Net of Distributions	Members’ Deficit	Stock Shares	Amount	Paid in Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2023	$35,737,914	$(6,027,934)	-	$-	$-	$-	$29,709,980
Recapitalization (Note 1)	(35,737,914)	6,027,934	140,227,818	140,228	35,597,686	(6,027,934)	-

Net loss	-	-	-	-	-	(7,782,851)	(7,782,851)

Balance as of June 30, 2024	$-	$-	140,227,818	$140,228	$35,597,686	$(13,810,785)	$21,927,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL CAPITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(117,152,447)	$(7,782,851)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,186,605	-
Severance expense	13,200,000
Net realizable value adjustments	2,581,874	-
Change in fair value of notes payable	78,000	-
Change in fair value of loans payable to related party	79,000	-
Amortization of debt discount	105,747
Loss on issuance of debt to related party	40,531,000	-
Loss on issuance of debt	138,000	-
ELOC commitment fee expense	7,400,000	-
Change in fair value of derivative asset	26,970,003	-
Changes in operating assets and liabilities:
Accounts receivable	(7,364,394)	-
Related party receivable	(65,180)	-
Inventories	(5,932,599)	-
Other current assets	141,389	(26,541)
Related party payable	709,318	(821,142)
Accounts payable	15,241,633	1,224,184
Professional fees payable	4,915,209	-
Accrued expenses and other current liabilities	10,651,044	16,856
Net cash used in operating activities	(6,585,798)	(7,389,493)
Cash flows from investing activities:
Cash acquired in Acquisition	220,897	-
Cash paid for operations plant	-	(239,134)
Cash paid for construction in progress	(1,474,214)	-
Purchase of property and equipment	-	(7,153,291)
Net cash used in investing activities	(1,253,317)	(7,392,425)
Cash flows from financing activities:
Proceeds from member contributions	4,387,000	13,287,231
Proceeds from borrowing	-	500,000
Proceeds from related party note payable	2,500,000	1,421,000
Proceeds from note payable	950,000	-
Repayment of borrowing	-	(500,000)
Net cash provided by financing activities	7,837,000	14,708,231

Net decrease in cash, cash equivalents and restricted cash	(2,115)	(73,687)
Cash, cash equivalents and restricted cash at beginning of year	413,006	176,600
Cash, cash equivalents and restricted cash at the end of year	$410,891	$102,913

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$1,299,360

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Capitalization of debt closing costs to construction in progress	$107,650	$107,650
Issuance of common stock in exchange for members’ equity in Acquisition	$1,060,619,510	$-
Assumption of net assets (liabilities) in Acquisition	$(93,647,521)	$-
Issuance of membership units to settle related party payables	$500,000	$-
Conversion of convertible note payable to related parties upon contribution from parent	$100,000,000	$-
Issuance of common stock for ELOC commitment fee	$7,400,000	$-
Interest capitalization on notes payable	$5,943,286	$5,387,613
Interest capitalization on financial liability	$5,306,929	$5,167,503

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

On January 23, 2025, and February 19, 2025, XCF completed its acquisitions (the “Acquisition”) of New Rise SAF Renewables Limited Liability Company, (“New Rise SAF”) and New Rise Renewables, LLC (“New Rise Renewables”) (collectively the “New Rise Entities”), which became wholly owned subsidiaries of XCF. New Rise Renewables, a Delaware limited liability company, was formed on September 23, 2016, for the purpose of owning 100% of New Rise Renewables Reno, LLC (“New Rise Reno”). New Rise Renewables is focused on producing renewable fuels to lower the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. The New Rise Reno facility is built on a 10-acre parcel located within McCarran, Nevada. New Rise Reno’s activities have primarily consisted of acquiring plant assets, infrastructure development and construction, and other pre-operational expenditures. In February 2025, New Rise Reno began initial production of SAF and renewable naphtha (a byproduct in SAF production). First deliveries of neat SAF and renewable naphtha began in March 2025. During the initial phase of production, New Rise Reno production facility operated at approximately 50% of nameplate capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion. Such final project acceptance has not yet been completed. While ramp-up processes are being undertaken and until final plant acceptance, management has made the determination to temporarily produce and sell renewable diesel, a byproduct of SAF production, which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, and without any additional modifications to the facility. In May 2025, New Rise Reno began selling renewable diesel under its Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”).

Business Combination

On March 11, 2024, XCF entered into a business combination agreement (the “Business Combination Agreement”) with Focus Impact BH3 Acquisition Company (“Focus Impact”), Focus Impact BH3 Newco, Inc., (“NewCo”) a wholly owned subsidiary of Focus Impact, Focus Impact BH3 Merger Sub 1, LLC, a wholly owned subsidiary of NewCo (“Merger Sub 1”), and Focus Impact BH3 Merger Sub 2, Inc., a wholly owned subsidiary of NewCo (“Merger Sub 2”). The business combination was effected in two steps: (a) Focus Impact merged with and into Merger Sub 1, with Merger Sub 1 being the surviving entity as a wholly owned subsidiary of NewCo; and (b) immediately after, Merger Sub 2 merged with and into XCF, with XCF continuing as a wholly-owned subsidiary of NewCo (these transactions, collectively, the “Business Combination”).

The Business Combination closed on June 6, 2025 (the “Closing Date”). As a result of the Business Combination, NewCo, subsequently changed its name to XCF Global, Inc. (“New XCF” or “Parent Company”) and became a new publicly-traded company on NASDAQ (Nasdaq: SAFX).

In connection with the closing of the Business Combination all shares of Class A common stock of XCF outstanding as of immediately prior to the Business Combination were cancelled and automatically converted into the right to receive an aggregate 142,130,632 shares of New XCF Class A common stock, par value $0.0001 per share. All shares of outstanding common stock of XCF are held by its parent company, New XCF.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Conversion of Convertible Note to related party

In connection with the closing of the Business Combination, an outstanding XCF convertible note to related party with an aggregate principal amount of $100,000,000 was converted into 10,000,000 shares of New XCF Class A common stock. Refer to Note 9 for further information on the Company’s convertible notes.

ELOC Agreement

On May 30, 2025, NewCo and XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (“Helena”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, New XCF will have the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A common stock of New XCF, subject to the conditions set forth therein. At issuance, the fair value of the ELOC Agreement was zero. As of June 30, 2025, the Company has not sold any Class A common stock related to the ELOC.

As a commitment fee in connection with the execution of the ELOC Agreement, on May 31, 2025, XCF issued to Helena 740,000 shares of Legacy XCF’s common stock (the “Commitment Shares”). The Commitment Shares were valued at $10.00 per share for a total value of $7,400,000 which was recorded in ELOC commitment fees in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2025.

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

Since inception through June 30, 2025, the Company incurred recurring losses. The Company’s net loss was $117,152,447 and $7,782,851, respectively, in the six month periods ended June 30, 2025, and 2024. The Company had an accumulated deficit of $164,439,921 and current liabilities of $233,390,842 as of June 30, 2025, and cash equivalents, excluding restricted cash, of $405,575. The Company believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$405,575	$407,182
Restricted cash	5,316	5,824
Total cash, cash equivalents and restricted cash	$410,891	$413,006

Accounts Receivable, net

Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company did not recognize an allowance for uncollectible amounts as of June 30, 2025 or December 31, 2024.

Inventory

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average method. Management compares the cost of inventories with the net realizable value, and an allowance is made to write down inventories to market value, if lower. Net realizable value is the estimated selling price in the ordinary course of business, less predictable cost of completion and applicable selling expenses. The cost of inventories includes inbound freight costs. As of June 30, 2025, the Company had $1,482,900 and $1,867,825 of raw material and finished goods inventory, net of reserves, respectively. As of June 30, 2025, the Company had reserves for raw material and finished goods inventory of $626,671 and $1,955,203, respectively. As of December 31, 2024, the Company did not hold any inventory.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation commences upon the machinery and equipment and operation plant being placed in service. As of June 30, 2025, no machinery, equipment or operation plant had been placed in service and therefore there was no accumulated depreciation as of the balance sheet date.

Construction in progress represents expenditures necessary to bring an asset, project, new facilities or equipment to the condition necessary for its intended use and are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property, plant and equipment to be depreciated or amortized.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended June 30, 2025, and December 31, 2024, no impairment expense was recognized.

Derivative Asset

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the unaudited condensed consolidated statement of operations. The Company determined that certain features under the Helena Note qualified as an embedded derivative. The derivative asset is accounted for separately from the Helena Note at fair value (Note 7).

Revenue

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods or services. To achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.

Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. See Note 3, Revenues from Contracts with Customers.

The Company is the principal in its customer contracts because it has control over the goods and services prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis. Sales taxes are excluded from revenues. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost of Sales

Cost of sales includes those costs directly associated with the production of revenues, such as raw material consumed, freight costs, factory overhead, and other direct production costs.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements over the requisite service period of the award and recognizes forfeitures as they occur. For service and performance-based stock options, the Company determines the grant date fair value using the Black-Scholes option pricing model, which requires the input of certain assumptions, including the expected life of the stock-based payment award, stock price volatility and risk-free interest rate. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its Class A common stock on the date of grant.

General and Administrative

General and administrative expenses are expensed as incurred. The Company’s general and administrative costs consist of personnel costs, consulting, legal and regulatory fees, marketing costs, website development costs, insurance costs, travel expenses and hiring expenses.

Severance expenses

We incurred $13,200,000 and $0 of severance expenses during the six months ended June 30, 2025, and 2024, respectively. Severance expenses consist of stock based compensation issued by our Parent Company to former executives as part of their severance agreement.

Professional fees

We incurred $11,277,307 of professional fees during the three months ended June 30, 2025. Professional fees primarily consist of fees payable for transaction cost, consulting fees for transaction closing, legal fees, marketing consultancy and other consultancy expenses.

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025.

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

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 as of January 1, 2025. The adoption did not have a material impact on its unaudited condensed consolidated financial statements.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues are generated under an agreement with Phillips 66, which is the only revenue contract the Company has entered. Under the Phillips 66 agreement, the Company will sell renewable diesel, sustainable aviation fuel, renewable Naphtha, (collectively, “renewable fuels”) and transfer Renewable Identification Numbers (“RIN”) and Low Carbon Fuel Standard credits (“LCFS”) (collectively “environmental credits”) associated with the generation of the renewable fuels.

Sale of sustainable aviation fuel and Naphtha

As discussed in Note 1, the Company is currently in the process of constructing plants to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of June 30, 2025. As the plants were in the construction phase, all sales of sustainable aviation fuel and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, sales of sustainable aviation fuel and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. In the three and six months ended June 30, 2025, $1,854,743 and $2,487,760 of gross sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively.

Sale of renewable diesel and environmental credits

The Company generates revenue from the sale of renewable diesel and transfer of related environmental credits under the contract with Phillips 66 when control is transferred to the customer. The amount of consideration to which the Company is entitled for the delivery of renewable diesel and environmental credits is based on pricing established in the contract that is indexed to commodity market prices and quantities sold. Revenue related to the sale of renewable energy and environmental credits is recognized at a point in time when control is transferred to the associated customer. During the three and six months ended June 30, 2025 and 2024, no revenue from sales of SAF and renewable Naphtha and environmental credits was recognized.

The table below presents the Company’s revenue disaggregated by revenue source. There was no revenue recognized during the comparative three and six month periods ending June 30, 2024.

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Revenue service line:
Renewable diesel products	$3,372,667	$3,372,667
Renewable diesel environmental credits	3,203,565	3,203,565
Total operating revenue	$6,576,232	$6,576,232

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Construction in progress	$346,509,541	$324,224,632
Land	1,439,000	1,260,000
Machinery and equipment	9,555,000	9,555,000
Operations plant	16,662,675	16,662,675
Total property, plant and equipment	$374,166,216	$351,702,307

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Accrued interest	$34,386,021	$19,362,859
Accrued offering costs	5,500,000	-
Vendor claim	950,000	950,000
Accrued expenses and other liabilities	1,927,874	51,804
Accrued expenses and other current liabilities	$42,763,895	$20,364,663

NOTE 6. NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, the Company has four notes payable to Greater Nevada Credit Union (“GNCU”, and collectively, the “GNCU Loan”) that are secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The notes bear interest equal to the Wall Street Journal Prime Rate plus 2.00% and 7.00%, calculated quarterly (10.5% and 15.5.%, respectively, as of June 30, 2025 and December 31, 2024), payable monthly. The maturity date for the GNCU Loan is December 31, 2037. The Company is currently in default on these notes due to failure to make required minimum monthly payments and the outstanding balance has been classified as current on the unaudited condensed consolidated balance sheets.

In connection with the issuance of the notes, the Company incurred direct costs and closing fees totaling $3,523,380. In accordance with FASB ASC Topic 835-30, “Imputation of Interest”, these costs have been recognized as debt closing costs and are being amortized over the term of the notes. During both periods ended June 30, 2025 and June 30, 2024, $88,084 of debt closing costs have been capitalized as construction in progress, respectively. The balance of the GNCU Loan is presented net of the unamortized closing costs on the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the gross notes payable balance was $112,580,000, which is presented net of the unamortized closing costs on the notes of $2,187,432 and $2,275,516, respectively. As of June 30, 2025, and December 31, 2024, unpaid accrued interest on the notes payable was $14,494,090 and $8,550,804, respectively. Total interest expense for the three and six month periods ended June 30, 2025, was $2,978,679 and $5,943,286, respectively. Total interest expense for the three and six month periods ended June 30, 2024, was $3,343,487 and $6,686,973, respectively.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also assumed several promissory note agreements as part of the Acquisition that occurred in February 2025. The aggregate notes payable balance was $2,014,417 and interest payable of $656,298 as of June 30, 2025. Interest on the promissory notes range from 8% - 12% per annum. Total interest expense for the three and six month periods ended June 30, 2025, was $60,070 and 196,592, respectively. Maturity dates for these promissory notes are less than one year. One of the promissory notes is secured by the building and all equipment located in the biodiesel plant in Fort Myers, Florida. These notes have already matured but the company has not received any default notice with respect to these notes and notes are payable on demand now. Additionally, the Company elected the fair value option for measuring the fair value of one of its promissory notes assumed in the Acquisition. During the three and six month periods ended June 30, 2025 the Company recognized a loss of $5,000 and $50,000 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations.

On May 10, 2025, the Company and Narrow Road Capital Ltd entered into a promissory note for gross principal amount of $700,000. The promissory note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 280,000, shares of XCF common stock. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the unaudited condensed consolidated statements of operations. For the three and six month periods ended June 30, 2025, the Company recognized $55,817 in interest related to this note. Additionally, the Company elected the fair value option for measuring this promissory note. During the three and six month periods ended June 30, 2025 the Company recognized a loss of $22,000 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2025 the fair value of the note payable was $815,000.

On May 10, 2025, the Company and Gregory Segars Cribb entered into a promissory note for gross principal amount of $250,000. The promissory note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 100,000 shares of XCF common stock. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the unaudited condensed consolidated statements of operations. For the three and six month periods ended June 30, 2025, the Company recognized $18,276 in interest related to this note. Additionally, the Company elected the fair value option for measuring this promissory note. During the three and six month periods ended June 30, 2025 the Company recognized a loss of $6,000 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2025 the fair value of the note payable was $291,000.

On May 30, 2025, the Company, New XCF, and Randall Soule (“Soule”), in his individual capacity as a shareholder of XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena, representing the expected number of shares of XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. For the period ended June 30, 2025, the Company recognized a $24,970,003 gain on the Side Letter Forward, which is recorded in unrealized gain on derivative in the unaudited condensed consolidated statement of operations. As of June 30, 2025, the fair value of the derivative asset is $1,029,997.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025, future maturities of the Company’s notes payable are as follows:

For the year ending	June 30, 2025
2025	$23,396,666
2026	4,993,705
2027	5,364,139
2028	5,746,548
2029	6,194,706
Thereafter	70,004,654
Total	$115,700,418
Less: Current maturities	(113,512,986)
Less: Closing costs	(2,187,432)
Total notes payable, net of current maturities, net of closing costs	$-

As of June 30, 2025 and 2024, cumulative interest expense capitalized as part of construction in progress totaled $73,009,628 and $57,710,242, respectively.

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

The financial liability is categorized as long-term liability and the amount due was $132,786,623 and $132,767,058 as of June 30, 2025 and December 31, 2024, respectively, which is presented net of unamortized closing costs.

As of June 30, 2025, and December 31, 2024, the Company’s financial liability is secured by substantially all of the Company’s assets located in McCarran, Nevada. The financial liability bears interest equal to 7.28% (Base Interest) and is payable quarterly. Additionally, the financial liability includes supplemental interest payments beginning March 31, 2023, equal to 2.48 % of the Base Interest, with increases to 5.02%, 7.63%, and 10.30% of the Base Interest in the succeeding three years, respectively. Beginning in the sixth year the supplemental interest will be adjusted on an annual basis in accordance with the Consumer Price Index (“CPI”). All rent payments as per the lease agreement is classified as interest. Principal payment is not due in the first 5 years of the lease. Beginning on the first day of the sixth year of the lease, on the first business day of each month of every calendar year during the Term, Tenant shall pay to Landlord in addition to Base Interest and Supplemental Interest, an amount equal to the prior calendar month’s gross revenue generated at the project after deducting the following: (i) normal and customary operating expenses, (ii)Base interest, (iii) Supplemental interest, (iv) any additional Rent, and (v) debt service and other payments to Lender under the Leasehold Encumbrance.

The gross financial liability balance was $136,533,315 at June 30, 2025 and December 31, 2024, respectively, which is presented net of the unamortized closing costs of $ 3,746,692 and $3,766,257, respectively, as of June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, unpaid accrued interest and late fees on the financial liability was $18,860,157 and $10,812,055, respectively.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in connection with the issuance of this financial liability, XCF incurred direct costs and closing fees totaling $3,873,864. These costs have been recognized as debt closing costs and are being amortized over the term of the financial liability. During the periods ended June 30, 2025 and December 31, 2024, $19,565 and $39,130, respectively, of debt closing costs for each period have been capitalized as construction in progress.

On April 18, 2025, and April 30, 2025, the Company received notice that New Rise Reno is in default of the terms of the lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from Reno to cure the claimed default.

On June 11, 2025, New XCF, New Rise Reno and the Twain entered into a forbearance agreement (“Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies (i.e. to terminate and accelerate all payment) under the lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025. In consideration of the forbearance, New XCF issued 4,000,000 shares of New XCF Class A common stock to the Twain (“Landlord Shares”). The net proceeds of any sale of the shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno. Although the Landlord Shares were legally issued by the Company on June 10, 2025 (“Forbearance Date”), they are not considered issued for accounting purposes on the Forbearance Date since they represent the addition of embedded settlement mechanisms to the financial liability and any excess Landlord Shares are required to be returned to the Company. The Company evaluated the Forbearance Agreement under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the arrangement represents a troubled debt restructuring of the financial liability because Twain granted concessions that it otherwise would not have considered in light of the Company’s financial condition. As of the Forbearance Date, the total principal due on the financial liability was $136,533,315 and the total interest and penalties due on the financial liability was $17,407,707. The Company concluded that the future undiscounted cash payments required under the financial liability after the Forbearance Date are greater than its current carrying amount. Accordingly, the Company did not recognize a restructuring gain and, instead, adjusted the financial liability’s effective interest rate.

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

Related Party Payable

Encore DEC, LLC (“Encore”) provides Engineering, Procurement and Construction (“EPC”) services to the Company. Encore is 100% owned by Randy Soule, the majority shareholder of the Company. During the three and six month periods ended June 30, 2025, Encore provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services and the Company incurred costs of $1,533,000 and $2,648,400, respectively, which were subsequently capitalized to CIP. During the period ended June 30, 2025 and 2024, Encore paid expenses on behalf of the Company and New XCF totaling $140,000 and $38,615 (net of expense reimbursements to Encore), respectively. The outstanding payable balance to Encore as of June 30, 2025 and December 31, 2024, was $40,278,654 and $38,613,470, respectively. The payable does not bear any interest rate and has no due date. The balance is considered payable upon demand and is classified as current on the unaudited condensed consolidated balance sheets. The Company expects to repay the balance upon generating the cash flow through operations or financing activity. As of June 30, 2025 and December 31, 2024, cumulative purchases from Encore were included in construction in progress totaled $99,061,222 and $96,412,822, respectively.

Loans Payable to Related Party

During the year ended December 31, 2023, the Company entered into loan payable with GL Part SPV I, LLC (“GL”) borrowing an aggregate of $2,350,000. The amount was borrowed on various dates ranging from August 14, 2023 to November 20, 2023. As of June 30, 2025, and December 31, 2024, the balance due for this loan was $2,350,000, and the amount is expected to be paid within one year. The payable does not bear any interest rate and has no due date. The balance is considered payable on demand and is classified as current on the consolidated balance sheets. The management of the Company expects to repay the balance upon generating the cash flow through operations or financing activity.

As a result of the Acquisition that occurred in February 2025, the Company assumed a loan payable with GL of $1,404,000. The Company has elected the fair value option for valuing this loan (Note 9). The loan payable bears interest of $240,000, is unsecured, and is due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to the Company, unless extended in writing by mutual consent or (ii) an event of default (as specified in the promissory note). During the three and six month periods ended June 30, 2025 the Company recognized a loss of $12,000 and gain of $7,000, respectively, in fair value adjustments related to the promissory note. Gains and losses are recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2025 the fair value of the loan payable to related party was $1,397,000.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also assumed additional loan payable with GL of $356,426 as a result of the Acquisition. Interest on the loan is 10% per annum. The loan is already matured and is in default as per the loan agreement.

On April 17, 2025, the Company and GL entered into a promissory note for gross principal amount of $2,500,000. The promissory note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of XCF entering into any transaction or series of related transactions, including any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000 and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations (“Qualified Financing Event”), unless extended in writing by mutual consent of XCF and GL or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, XCF issued 5,000,000 shares of its common stock to parties assigned by GL. The Company elected the fair value option for measuring this promissory note. On the issuance date, the note and its corresponding common stock were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the unaudited condensed consolidated statements of operations. The Company recorded a loss on issuance of debt of $40,531,000 on the issuance date. During the three and six month periods ending June 30, 2025, the Company recognized a loss of $86,000 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2025, the fair value of the promissory note was $2,717,000.

For the three and six month periods ended June 30, 2025, the Company recognized $206,201 and $258,110 in interest expense, respectively, related to these loans. No interest expense was recognized related to these loans during the three and six month periods ended June 30, 2024.

Convertible Note Payable to Related Party

As a result of the Acquisition (Note 1) that occurred in February 2025, the Company assumed a convertible note payable to related party of $100,000,000. The convertible note was issued to RESC as part of the consideration of the Acquisition, bears no interest, and may be prepaid at par without penalty at the Company’s discretion. The note was recorded at cost on the date of Acquisition. Upon closing of the Business Combination, the note automatically converted into 10,000,000 shares of New XCF Class A common stock at a fixed conversion price of $10 per share through additional paid in capital as a conversion of loan payable to related party upon contribution by parent.

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has various liabilities which it has elected the fair value option under FASB ASC 825, “Financial Instruments”. These liabilities are classified as Level 3 due to the use of unobservable inputs in the valuation of the liabilities. Gains and losses from the remeasurement of these liabilities are recorded in other income (expense) within the unaudited condensed consolidated statement of operations.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of June 30, 2025. There were no financial assets and liabilities recorded at fair value as of December 31, 2024.

	At June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 6)	$-	$-	$1,746,000	$1,746,000
Loan payable to related party – GL (Note 8)	-	-	4,114,000	4,114,000
Derivative asset (Note 7)	1,029,997			1,029,997
Total liabilities	$1,029,997	$-	$5,860,000	$6,889,997

The Company uses the intrinsic value method to estimate the fair value of the derivative asset because the contract’s settlement is based on the fair value of underlying equity instruments. The intrinsic value of the derivative asset is calculated as the difference between the shares expected to be received by the Company and the shares to settle the Helena Note, multiplied by the Parent Company’s publicly traded Class A common stock price.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Beginning Balance	Acquisitions & Issuances	Payments	Change in Fair Value	Ending Balance
Note payable	$635,000	$1,078,000	$-	$33,000	$1,746,000
Loan payable to related party – GL (Note 8)	1,385,000	2,631,000	-	98,000	4,114,000
Total	$2,020,000	$3,709,000	$-	$131,000	$5,860,000

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Beginning Balance	Acquisitions & Issuances	Payments	Change in Fair Value	Ending Balance
Note payable	$-	$1,668,000	$-	$78,000	$1,746,000
Loan payable to related party – GL (Note 8)	-	4,035,000	-	79,000	4,114,000
Total	$-	$5,703,000	$-	$157,000	$5,860,000

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option at issuance and June 30, 2025, were as follows:

Three Months Ended June 30, 2025
	Note Payable(1)	Loan Payable to Related Party(1)
Valuation Inputs:
Expected term (in years)	0.25-0.41	0.25-0.45
Risk-adjusted discount rate	12.41%-14.25%	12.41%-14.24%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.

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

As of June 30, 2025, and December 31, 2024, the Company recorded a liability of $950,000 within accrued expenses and other current liabilities and a corresponding other receivable of $950,000 for the amount expected to be recovered from New Rise Reno’s legal counsel. This matter is expected to be resolved within the next twelve months.

NOTE 11. INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740 “Incomes Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2025, and December 31, 2024. Accordingly, we have not recorded a provision for federal income taxes during the three months ended June 30, 2025.

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

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock

In connection with the Business Combination, XCF Global, Inc., became the sole shareholder of the Company’s common stock. As of June 30, 2025, and December 31, 2024, 1 and 140,227,818 shares of common stock were issued and outstanding, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Parent Company’s Board of Directors, out of funds legally available.

Stock-Based Compensation

On June 6, 2025, the Parent Company’s board of directors adopted and stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan became effective immediately upon the closing of the Business Combination Agreement. The 2025 Plan provides for the grant of incentive stock options (“ISO”), nonstatutory stock options (“NSO”), stock appreciation rights (“SARs”), restricted stock awards (“RSA”), restricted stock unit awards (“RSU”), performance awards, other awards, and cash awards. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award. Initially, a maximum number of 10,449,264 shares of New XCF Class A common stock may be issued under the 2025 Plan. In addition, the number of shares of New XCF Class A common stock reserved for issuance under the 2025 Plan will automatically increase on January 1 of each year, starting on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5.0%) of the total number of shares of the Company’s Capital Stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Shares.

A summary of RSU activity for the six months ended June 30, 2025, under the 2025 Plan is as follows:

		Weighted Average
	Number of RSUs	Grant Date Fair Value
Unvested as of December 31, 2024	-
Granted	2,684,000	22.00
Vested and released	-	-
Cancelled or forfeited	-	-
Unvested as of June 30, 2025	2,684,000	22.00

Stock-based compensation expense

Stock-based compensation expense of $1,186,605 was recognized for the three and six months ended June 30, 2025 and no stock-based compensation expenses were recognized during the three and six months ended June 30, 2024. The stock-based compensation is recorded in general and administrative in the unaudited condensed consolidated statements of operations.

As of June 30, 2025, there was a total of $57,861,395 of unrecognized stock-based compensation costs related to RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 3.72 years.

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

Customer Concentrations

As of June 30, 2025, the Company had one major customer that accounted for 100% of its revenues totaling $6,576,232 for the three and six month periods ended June 30, 2025, and 100% of accounts receivable totaling $9,852,154 as of June 30, 2025. No revenue was recognized during the three and six month periods ended June 30, 2024.

XCF GLOBAL CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vendor Concentrations

As of June 30, 2025, the Company had three major vendors that accounted for approximately 85% and $18,464,618 of accounts payable as of June 30, 2025. As of December 31, 2024, the Company had two major vendors that accounted for approximately 69% and $5,857,729 of accounts payable. The Company expects to maintain these relationships with the vendors.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of the accompanying unaudited condensed consolidated financial statements were issued for subsequent events disclosure or adjustment consideration.

Promissory Note with Helena Global Investment Opportunities I Ltd.

On July 10, 2025, the New XCF and Helena entered into the first amendment (“Amendment No. 1”) to the Helena Note. Pursuant to Amendment No. 1, in exchange for a cash payment from Helena of $2,249,771, New XCF and Soule waived Helena’s obligation to return the Advanced Shares.

On July 10, 2025, New XCF and Soule agreed to amend the Share Issuance Agreement (the “Soule Amendment”). Under the terms of the Soule Amendment, Soule has agreed to return to New XCF for cancellation of the Replacement Shares.

Convertible Note Purchase Agreement

On July 29, 2025, New XCF and EEME Energy SPV I LLC (“EEMe Energy”) entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, the Company also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of New XCF’s Class A common stock as it relates to the arrangement fee and 200,000 of New XCF’s Class A common stock as it relates to the advisory fee. EEME Energy has elected to convert an aggregate of $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of Class A common stock of New XCF.

Notes Payable

On September 10, 2025, Narrow Road elected the right to receive the remaining outstanding 279,500 XCF Class A common shares associated with the promissory note dated May 10, 2025.

On September 10, 2025, Gregory Segars Cribb elected the right to receive the remaining outstanding 99,500 XCF Class A common shares associated with the promissory note dated May 10, 2025.

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

Renewable Fuels Production

XCF’s current production facility in Reno, Nevada was converted to SAF production in October 2024 and began initial production of SAF and renewable naphtha (a byproduct in SAF production) in February 2025. First deliveries of neat SAF and renewable naphtha produced at New Rise Reno began in March 2025 under our existing Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). During the period April to June 2025, New Rise Reno produced, in aggregate, approximately 1.9 million gallons of neat SAF, renewable diesel, and renewable naphtha.

During the initial phase of production ramp-up of SAF, the Reno production facility operated at approximately 50% capacity for SAF. Our New Rise Reno team has been reviewing the catalyst processing for SAF to meet nameplate capacity. Until SAF production is at nameplate capacity, New Rise is not deemed to be an operating business and classifies as under construction. The project will be under construction until final project acceptance is completed as per the agreement between New Rise and Axens North America which is working on SAF conversion. Due to the conversion to SAF and associated testing of the facility, we have observed variable operating performance which has impacted the ability of the plant to operate at full capacity. While ramp-up processes are being undertaken and until final acceptance, management has made the determination to temporarily produce renewable diesel which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, without any additional modifications to the facility. Management regards the production of renewable diesel as an interim derivative during the ramp up process of the ongoing SAF conversion process. As such, we are recording inventory associated with renewable diesel but due to the negative margins during the SAF conversion phase, the net realizable value of the inventory is zero. If the plant was configured solely for renewable diesel production, the facility would operate at higher production rates due to the specific requirements of catalyst required for renewable diesel production. New Rise Reno will sell the renewable diesel to Phillips 66 under the P66 Agreement.

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

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of this filing, New Rise Reno has not made payment of the amounts demanded. As of September 30, 2025, the amount required to bring the GNCU Loan current is approximately $25,302,788, inclusive of principal and interest, excluding approximately $2,350,030 of penalties/late charges.

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

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of this filing, New Rise Reno has not made payment of the amounts demanded. As of September 30, 2025, the amount required to satisfy the amounts owing under the Ground Lease totaled $23,719,746, comprised of (i) $15,671,955 of lease payments and (ii) $8,047,791,000 of late fees and penalties.

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

Results of Operations – for the three and six months ended June 30, 2025, and 2024

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$6,576,232	$-	$6,576,232	$-
Cost of sales	7,811,302	-	7,811,302	-
Gross (loss)	(1,235,070)	-	(1,235,070)	-
Operating expenses:

Operating expenses	2,177,269	3,070,339	3,724,134	3,723,565
General and administrative expenses	6,487,895	691,824	10,270,682	4,059,295
Severance expense	13,200,000	-	13,200,000	-
Professional fees	11,277,307	-	11,853,942	-
Total operating expenses	33,142,471	3,762,163	39,048,758	7,782,860

Loss from operations	(21,177,541)	(3,762,163)	(40,283,828)	(7,782,860)

Other income (expense)
Change in the fair value of note payable	(78,000)	-	(78,000)	-
Loss on issuance of debt to related party	(40,531,000)	-	(40,531,000)	-
ELOC commitment fees	(7,400,000)	-	(7,400,000)	-
Unrealized loss on derivative asset	(24,970,003)	-	(24,970,003)	-
Interest income (expense), net	(2,067,970)	9	(3,566,870)	9
Other income (expense), net	(260,732)	-	(322,746)	-
Total other income (expense)	(75,307,705)	9	(76,868,619)	9

Net loss attributable to XCF Global, Inc. shareholders	$(109,685,246)	$(3,762,154)	$(117,152,447)	$(7,782,851)

Loss on common shares	$(109,685,246)	$(3,762,154)	$(117,152,447)	$(7,782,851)

During the six months ended June 30, 2025, and 2024, we had a net loss of $117,152,447 and $7,782,851, respectively.

Individual components of our results are discussed below:

Cost of sales

We incurred $7,811,302 and $0 of cost of sales for the six months ended June 30, 2025, and 2024, respectively. Cost of sales primarily consists of feedstock.

Operating expenses

We incurred $3,724,134 and $3,723,565 direct costs for the six months ended June 30, 2025, and 2024, respectively. Direct costs primarily consist of plant utilities, plant operating expenses and logistic and handling costs.

General and administrative expenses

We incurred $10,270,680 and $4,059,295 of general and administrative expenses during the six months ended June 30, 2025, and 2024, respectively. General and administrative expenses primarily consist of stock based compensation, professional fees, payroll expenses, rent and other expenses. The expenses have increased due to a significant increase in the stock-based compensation and payroll cost during the six-month period ended June 30, 2025.

Severance expenses

We incurred $13,200,000 and $0 of severance expenses during the six months ended June 30, 2025, and 2024, respectively. Severance expenses consist of stock based compensation paid to former executives as part of their severance agreement.

Professional fees

We incurred $11,853,942 of professional fees during the six months ended June 30, 2025. Professional fees primarily consist of fees payable for transaction cost, consulting fees for transaction closing, legal fees, marketing consultancy and other consultancy expenses.

Change in the fair value of note payable

Change is the fair value of note payable was $78,000 and $0, respectively, for the six months ended June 30, 2025, and 2024.

Loss on issuance of debt to related party

Loss on issuance of debt was $40,531,000 and $0, respectively, for the six months ended June 30, 2025, and 2024. The loss was recorded on promissory note issued to GL.

ELOC commitment fees

ELOC commitment fees was $7,400,000 and $0, respectively, for the six months ended June 30, 2025, and 2024. The expenses are paid for commitment fees in connection with the ELOC Agreement with Helena for $50,000,000.

Unrealized gain on derivative asset

Unrealized gain on derivative asset was $24,970,003 and $0, respectively, for the six months ended June 30, 2025, and 2024. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. For the period ended June 30, 2025, the Company recognized a $24,970,003 gain on the Side Letter Forward, which is recorded in unrealized gain on derivative in the unaudited condensed consolidated statement of operations.

Interest income (expense), net

We incurred $3,566,870 and $9 of interest income (expense), net for the six months ended June 30, 2025 and 2024, respectively. Interest expense consists of interest incurred on our convertible promissory notes and notes payable and late fees on the notes payable. For the six months ended June 30, 2025, the Company entered into additional convertible promissory notes and incurred late fees on financial liability as compared to the six months ended June 30, 2024, resulting in additional interest expense being incurred during the period.

Other income (expenses), net

We incurred expenses of $322,746 and $0, respectively, for the six months ended June 30, 2025, and 2024, respectively. Other expenses primarily consist of a discount on notes issued.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to account for changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of June 30, 2025, we had a working capital shortage of $215,494,726 (current assets of $17,896,116 less current liabilities of $233,390,842). These conditions raise substantial doubt about our ability to continue as a going concern.

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

Current cash and cash equivalents as of June 30, 2025, totaled $405,575. We do not believe cash on hand will be adequate to satisfy obligations in the ordinary course of business over the next twelve months. Management has assessed the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient funds to pay ongoing operating expenditures and meet its obligations over the next twelve months. Based on this assessment, there are material uncertainties about the business that may cast doubt about the Company’s ability to continue as a going concern. The Company historically was able to obtain certain bridge financing from a significant shareholder (GL Part SPV I, LLC) to fund its operations but there is no ongoing commitment or obligation to provide such financing in the future. The Company is currently actively seeking new sources of financing, which will enable the Company to meet its obligations for the twelve-month period from the date the financial statements were available to be issued. The financial statements do not give effect to any adjustments that are required to realize assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements. Such adjustments could be material.

The table below presents our cash flows during the six months ended June 30, 2025, and 2024, respectively:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net cash provided by (used in):
Operating activities	$(6,585,798)	$(7,389,493)
Investing activities	(1,253,317)	(7,392,425)
Financing activities	7,837,000	14,708,231
Net decrease in cash	$(2,115)	$(73,687)

Individual components of our cash flows are discussed below:

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2025, and 2024 was $(6,585,798) and $(7,389,493), respectively.

For the six months ended June 30, 2025, net cash used in operating activities primarily consisted of net loss of $117,152,447 and increase in account receivable and inventories of $7,364,394 and $5,932,599, respectively, partially offset by loss on issuance of debt to related party of $40,531,000, change in fair value of derivative asset of $26,970,033, increase in accounts payable of $15,241,633, non-cash severance expenses of $13,200,000 and increase of accrued expenses and other current liabilities of $10,651,044 .

For the six months ended June 30, 2024, net cash used in operating activities was $7,389,493. Net cash used in operating activities primarily consisted of a net loss of $7,782,850 and a decrease in related party payable of $821,142 and an increase in other current assets of $26,541 offset by an increase in accounts payable and accrued expenses of $1,224,184 and $16,856, respectively.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2025, and 2024 was $1,253,317 and $7,392,425, respectively.

For the six months ended June 30, 2025 net cash used in investing activities primarily consisted of cash paid for construction in progress of $1,472,214. For the six months ended June 30, 2024 net cash used in investing activities primarily consisted of purchase of property and equipment of $7,153,291.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2025, and 2024 was $7,837,000 and $14,708,231, respectively.

During the six months ended June 30, 2025, net cash provided by financing activities primarily consisted of proceeds from member contribution of $4,387,000, proceed from related party note of $2,500,000 and proceed from note payable of $950,000.

Net cash provided by financing activities during the six-month ended June 30, 2024, was $14,708,231. Net cash provided by financing activities consisted of proceeds from member contributions, proceed from related party note payable and proceed from borrowing of $13,287,231, $1,421,000 and $500,000, respectively, partially offset by repayment of borrowing of $500,000.

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

On November 7, 2025, the Board of Directors of XCF Global, Inc. appointed Christopher Cooper as Chief Executive Officer of the Company. In connection with his appointment, Mr. Cooper was also appointed to serve as a member of the Board.

Also on November 7, 2025, the Board appointed Wray Thorn, a director of the Company, to serve as Interim Chairman of the Board, effective immediately. Mr. Thorn will serve in this capacity until such time as the Board elects a permanent Chair.

Contractual Obligations

New Rise has a long-term obligation of $112,580,00 with Twain as part of failed sales and leaseback transaction. The Company has a long-term financial liability of $132,786,623 related to a real estate lease arrangement. There is no other long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

As of June 30, 2025, we had cash of $410,891 to settle current liabilities of $233,390,842 which fall due for payment within twelve months of the balance sheet date.

Refer to “Liquidity and Capital Resources” for further discussion of liquidity risk and the measures we are taking to mitigate this risk.

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or value of holdings or financial instruments. As of June 30, 2025, we had cash of $410,891 denominated in US dollars, which we believe does not have significant market risk exposure. Our Southeast Convertible Note and other promissory notes have a fixed interest rate; therefore, we are not exposed to market risk for changing interest rates.

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

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended June 30, 2025, and December 31, 2024, no impairment expense was recognized.

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

For XCF, the following material weaknesses, which were discovered to be material during 2023 and 2024, were present at December 31, 2024: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes. As of June 30, 2025, none of these items have been remediated. Our remediation plans regarding the material weaknesses are addressed below.

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

New XCF’s cash and cash equivalents as of June 30, 2025, on a consolidated basis, totaled $410,891. Based on our losses to date and limited cash resources, our management has identified substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and meet financial obligations over the next twelve months. Other than financing available under the ELOC Agreement, we have no ongoing commitment from any source of capital to provide financing to us in the future, and such available financing is not expected to be sufficient, either on its own or along with cash flow generated from our operations, to fund our operations, existing commitments and implementation of our business plan.

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

We have a significant amount of outstanding indebtedness. As of June 30, 2025 our total indebtedness was approximately $253,189,767. In addition, we expect that at least part of our anticipated future financing requirements will be funded by the issuance of debt securities, obtaining lines of credit or project-based debt financing or other arrangements that will involve incurring additional indebtedness.

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

We are dependent upon the continued availability and commitment of our key management, including our Chief Executive Officer, Chris Cooper and Simon Oxley, our Chief Financial Officer. The loss of any such members could negatively impact business operations. From time to time, we will also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate the business. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business plan and growth strategy could be affected, which could have a material adverse impact on our profitability, results of operations and financial condition.

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

XCF did not design or maintain an effective control environment commensurate with financial reporting requirements in connection with the audit of XCF’s 2023 and 2024 financial statements and were present at June 30, 2025. Specifically, XCF had not (i) designed controls to ensure all journal entries are reviewed and approved, (ii) designed a formal risk assessment process to reduce the risk of material misstatements for the period February 9, 2023 (inception) to December 31, 2024 and, (iii) designed controls to ensure the financial reporting process is operating effectively and (iv) inappropriate design and operations of IT general controls.

The Company is in the process of integrating New Rise into its overall internal control framework. New Rise did not design or maintain an effective control environment commensurate with financial reporting requirements in connection with the audit of New Rise’s 2023 and 2024 financial statements and were present at June 30, 2025. Specifically, New Rise had not (i) had a functioning audit committee, (ii) lacked segregation of duties within the accounting function, (iii) had an inability to identify related parties and (iv) inappropriate design and operations of IT general controls. The Company has remediated material weakness (c), the inability to identify related parties, by implementing a process for reporting a tracking all related parties. None of the other material weaknesses have been remediated as of the date of this filing.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
2.1+	Business Combination Agreement, dated March 11, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on March 12, 2024)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of November 29, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on December 5, 2024)
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on April 7, 2025)
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
2.5	Waiver of Closing Conditions dated as of June 5, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 6, 2025)
2.6	Membership Interest Purchase Agreement by and among RESC Renewables Holdings, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.24 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.7	Membership Interest Purchase Agreement by and among Randy Soule and GL Part I SPV, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.8	Security Agreement-Pledge between XCF Global Capital, Inc. and RESC Renewables Holdings, LLC (incorporated by reference to Exhibit 10.26 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.9+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Good Steward Biofuels FL, LLC (incorporated by reference to Exhibit 10.27 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.10+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Southeast Renewables LLC (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
3.1	Amended and Restated Certificate of Incorporation of XCF Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
3.2	Amended and Restated Bylaws of XCF Global, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.2	Warrant Assignment and Assumption Agreement (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)

10.1	First Amendment, dated April 17, 2025, to Promissory Note dated February 13, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.2	Promissory Note dated April 17, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.3	First Amendment, dated April 17, 2025, to Promissory Note dated January 31, 2025, between XCF Global Capital, Inc. as Maker, and Innovativ Media Group, Inc., as Holder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.4	Promissory Note dated May 1, 2025, between XCF Global Capital, Inc. as Maker, and Narrow Road Capital, Ltd., as Holder (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.5	Promissory Note dated May 14, 2025, between XCF Global Capital, Inc. as Maker, and Gregory Segars Cribb, as Holder (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.6	Purchase Agreement dated May 30, 2025, by and between Helena Global Investment Opportunities I Ltd, Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.7	Promissory Note dated May 30, 2025, by and between Focus Impact BH3 NewCo, Inc., a Borrower, XCF Global Capital, Inc. and Helena Global Investment Opportunities I Ltd (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.8	Share Issuance Agreement dated as of May 30, 2025 between XCF Global Capital, Inc. and Randall Soule (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.9	Employment Agreement dated April 16, 2025, between XCF Global Capital, Inc. and Pamela M. Abowd (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.10	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.11	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.12	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory R. Surette (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.13	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory P. Savarese (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.14	Registration Rights Agreement dated as of June 6, 2025 by and among XCF Global, Inc., Focus Impact BHAC Sponsor, LLC, and the Core Equityholders named therein (incorporated by reference to Exhibit 10.51 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.15	Resale Shelf Registration Rights Agreement dated as of June 6, 2025 by and among XCF Global, Inc. and the Holders named therein (incorporated by reference to Exhibit 10.52 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.16	Agreement Regarding Board Nomination Rights dated as of June 6, 2025 by and between XCF Global, Inc. and Focus Impact BHAC Sponsor, LLC (incorporated by reference to Exhibit 10.53 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.17	Form of Voting Agreement (incorporated by reference to Exhibit 10.54 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.18	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.19	Form of Lock-up Waiver Agreement (incorporated by reference to Exhibit 10.56 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.20	Employment Agreement between XCF Global, Inc. and Mihir Dange (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)

10.21	Employment Agreement between XCF Global, Inc. and Simon Oxley (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.22	Employment Agreement between XCF Global, Inc. and Gregory Surette (incorporated by reference to Exhibit 10.59 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.23	Employment Agreement between XCF Global, Inc. and Gregory Savarese (incorporated by reference to Exhibit 10.60 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.24	Employment Agreement between XCF Global, Inc. and Pamela Abowd (incorporated by reference to Exhibit 10.61 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.25	Employment Agreement between XCF Global, Inc. and Jae Ryu (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.26	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.27	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.28	Employment Agreement between XCF Global, Inc. and Jonathan Seeley (incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.29	Forbearance Agreement by and between Twain GL XXVIII, LLC, New Rise Renewables Reno, LLC and XCF Global, Inc. (incorporated by reference to Exhibit 10.66 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

XCF GLOBAL CAPITAL, INC.

Date: November 13, 2025	By:	/s/ Chris Cooper
Chris Cooper
Chief Executive Officer

	By:	/s/ Simon Oxley
Simon Oxley
Chief Financial Officer

	By:	/s/ Pamela Abowd
Pamela Abowd
Chief Accounting Officer

